Form 10-Q
period 2021-03-31
Science Strategic Acquisition Corp. Alpha
filed 2021-05-28
CIK 1830547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2021

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39930

Science Strategic Acquisition Corp. Alpha

(Exact name of registrant as specified in its charter)

Delaware	85-3594633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1447 2nd Street

Santa Monica, CA 90401

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (310) 393-3024

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant	SSAAU	The Nasdaq Stock Market LLC
Class A common stock	SSAA	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	SSAAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

As of May 27, 2021, the Registrant had 31,050,000 shares of Class A common stock, par value $0.0001 per share, and 7,762,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

SCIENCE STRATEGIC ACQUISITION CORP. ALPHA

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Science Strategic Acquisition Corp. Alpha

Condensed Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash	$969,248	$20,000
Deferred offering costs	—	183,912
Prepaid expenses	671,497	—
Total Current Assets	1,640,745	203,912

Marketable securities held in Trust Account	310,527,970	—
TOTAL ASSETS	$312,168,715	$203,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued offering costs	$135,000	$151,812
Accrued offering costs - related party	—	27,100
Accrued expenses	677	5,000
Total Current Liabilities	135,677	183,912

Warrant liability	9,548,733	—
Deferred underwriting fee payable	10,867,500	—
Total Liabilities	20,551,910	183,912

Commitments

Class A Common stock subject to possible redemption, 28,659,098 and no shares at redemption value as of March 31, 2021 and December 31, 2020, respectively	286,616,795	—

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 400,000,000 shares authorized; 2,390,902 and no shares issued and outstanding (excluding 28,659,098 and no shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	239	—
Class B Common stock, $0.0001 par value; 40,000,000 shares authorized; 7,762,500 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	776	776
Additional paid-in capital	3,436,621	24,224
Accumulated earnings (deficit)	1,562,374	(5,000)
Total Stockholders’ Equity	5,000,010	20,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$312,168,715	$203,912

See accompanying notes to interim condensed financial statements.

Science Strategic Acquisition Corp. Alpha

Condensed Statement of Operations

For the three months ended March 31, 2021

(Unaudited)

Operating costs	$517,629
Loss from operations	(517,629)

Other income:
Unrealized gain on marketable securities held in Trust Account	27,970
Change in fair value of warrant liability	2,057,033
Other income, net	2,085,003

Income before provision for income taxes	1,567,374
Provision for income taxes	—
Net income	$1,567,374

Weighted average shares outstanding of redeemable Class A common stock	28,462,472

Basic and diluted net income per share, redeemable Class A	$0.00

Weighted average shares outstanding of nonredeemable Class A and Class B common stock	9,230,019
Basic and diluted net income per share, nonredeemable Class A and Class B	$0.17

See accompanying notes to interim condensed financial statements.

Science Strategic Acquisition Corp. Alpha

Condensed Statement of Changes in Stockholders’ Equity

(Unaudited)

	Class A		Class B		Additional		Total
	Common		Common		Paid in	Retained	Stockholders’
	Stock	Amount	Stock	Amount	Capital	Earnings	Equity
Balance — January 1, 2020	—	$—	7,762,500	$776	$24,224	$(5,000)	$20,000
Sale of 31,050,000 Units, net of underwriting discount and offering expenses	31,050,000	3,105	—	—	281,816,326	—	281,819,431
Sale of 5,473,333 private placement warrants	—	—	—	—	8,210,000	—	8,210,000
Common stock subject to possible redemption	(28,462,472)	(2,846)	—	—	(284,621,874)	—	(284,624,720)
Change in value of common stock subject to possible redemption	(196,626)	(20)	—	—	(1,992,055)	—	(1,992,075)
Net income	—	—	—	—	—	1,567,374	1,567,374
Balance — March 31, 2021	2,390,902	$239	7,762,500	$776	$3,436,621	$1,562,374	$5,000,010

See accompanying notes to interim condensed financial statements.

Science Strategic Acquisition Corp Alpha

Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2021

(Unaudited)

Cash Flows used in Operating Activities:
Net income	$1,567,374
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(27,970)
Change in fair value of warrant liabilities	(2,057,033)

Changes in operating assets and liabilities:
Prepaid expenses	(671,498)
Accrued expenses	(4,323)
Net cash used in operating activities	(1,193,450)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(310,500,000)
Net cash used in investing activities	(310,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	304,710,744
Proceeds from the sale of Private Placements Warrants	8,210,000
Proceeds from promissory note — related party	300,000
Repayment of promissory note — related party	(300,000)
Payment of offering costs	(278,046)
Net cash provided by financing activities	312,642,698

Net Change in Cash	949,248
Cash — Beginning of period	20,000
Cash — End of period	$969,248

Supplemental cash flow information:
Cash paid for income taxes	$—

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$1,992,075
Initial classification of common stock subject to redemption	$284,624,720
Initial fair value of warrant liability	$11,605,766
Deferred offering cost included in accrued offering cost	$135,000

See accompanying notes to interim condensed financial statements.

Science Strategic Acquisition Corp. Alpha

Notes to Interim Condensed Financial Statements

Unaudited

NOTE 1. ORGANIZATION AND PLANS OF BUSINESS OPERATIONS

Organization and General

Science Strategic Acquisition Corp. Alpha (the “Company”) was incorporated in Delaware on October 22, 2020. The Company is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

Sponsor and Initial Financing

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statements for the Initial Public Offering were declared effective on January 25, 2021. On January 28, 2021, the Company consummated the Initial Public Offering of 31,050,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the exercise by the underwriter of its over-allotment option in the amount of 4,050,000 Units, at $10.00 per Unit, generating gross proceeds of $310,500,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,473,333 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to SSAC Alpha Sponsor LLC (the “Sponsor”), generating gross proceeds of $8,210,000, which is described in Note 4.

Transaction costs amounted to $17,495,500, consisting of $6,210,000 of underwriting fees, $10,867,500 of deferred underwriting fees and $418,000 of other offering costs. In addition, cash of approximately $2,300,000 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

The Trust Account

Following the closing of the Initial Public Offering on January 28, 2021, an amount of $310,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”). The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the trust account until the earliest of: (1) the Company’s completion of a Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete a Business Combination on or before January 28, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of the Company’s Public Shares if the Company has not completed a Business Combination on or before January 28, 2023 subject to applicable law. Based on current interest rates, the Company expects that interest earned on the trust account will be sufficient to pay taxes.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, either (i) in connection with a stockholder meeting called to approve such Business Combination or (ii) by means of a tender offer. The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to the public stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As a result, shares of common stock are recorded at their redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

The decision as to whether the Company will seek stockholder approval of a Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, in its sole discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by law or stock exchange listing requirements. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the shares of common stock voted are voted in favor of a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

The Company will have until January 28, 2023 to complete its initial Business Combination. If the Company does not complete a Business Combination by such date (or such longer period as provided in an amendment to the Company’s amended and restated certificate of incorporation approved by its stockholders (an “Extension Period”)), it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination by January 28, 2023 or during any Extension Period. The initial stockholders have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 5) if the Company fails to complete its initial Business Combination by January 28, 2023 or during any Extension Period. However, if the initial stockholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination by January 28, 2023 or during any Extension Period.

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

Going Concern

The Company may need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to its initial business combination. Moreover, the Company may need to obtain additional financing either to complete its initial business combination or because the Company becomes obligated to redeem a significant number of its public shares upon completion of its initial business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. If the Company has not completed its initial business combination within the required time period because the Company does not have sufficient funds available to us, the Company will be forced to cease operations and liquidate the trust account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on April 7, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of mutual funds. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. These costs, together with the upfront underwriting discounts, the deferred underwriting commissions and the financial advisory fee in connection with the Initial Public Offering were charged to stockholders’ equity and warrants exercisable for Class A common stock upon the completion of the Initial Public Offering. Approximately $17.1 million of the offering costs were related to the issuance of Class A common stock and charged to stockholders’ equity and approximately $0.4 million of the offering costs were related to the warrant liabilities and charged to the condensed statement of operations.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. Through March 31, 2021, the Company has not withdrawn any monies from the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

Net Income per Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 5,473,333 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

Reconciliation of Net Income per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. The Company has not considered the effect of the Warrants sold in the Public Offering and private placement to purchase an aggregate of 15,823,333 shares in the calculation of diluted loss per share, since the exercise of the Warrants are contingent upon the occurrence of future events and the inclusion of such Warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of net earnings (loss) per share for common shares subject to possible redemption and applies the two-class method in calculating net earnings (loss) per share. Net earnings per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the allocable interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

Three Months
Ended
March 31,
2021
Class A Common Stock subject to possible redemption
Numerator: Earnings attributable to Class A Common Stock subject to possible redemption
Unrealized gain on marketable securities held in Trust Account	$25,817
Net earnings attributable to Class A Common Stock subject to possible redemption	$25,817
Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	28,462,472
Basic and diluted net earnings per share, Class A Common Stock subject to possible redemption	$0.00
Non-Redeemable Class A and Class B Common Stock
Numerator: Net income minus net earnings
Net income	$1,567,374
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	(25,817)
Non-redeemable net income	$1,547,557

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	9,230,019

Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$0.17

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Warrants Exercisable for Class A Common Stock

The Company accounted for the 15,823,333 warrants issued in connection with the Initial Public Offering and the Private Placement Warrants in accordance with ASC 480-10, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, in accordance with ASC Topic 815, and any change in fair value is recognized in the Company’s statement of operations. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using an internal valuation model. Our valuation model utilized inputs such as share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Restatement of Previously Issued Financial Statement as of January 28, 2021

The Company previously accounted for its outstanding Public Warrants (as defined in Note 3 and 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In Addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

In further consideration of the SEC Staff Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued balance sheet as of January 28, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash. The following table summarizes the effect of the restatement on each financial statement line items as of January 28, 2021.

	As
	Previously	As
	Reported	Adjustments	Restated

Balance sheet as of January 28, 2021 (audited)

Warrant Liability	$—	$11,605,766	$11,605,766
Total Liabilities	11,900,400	11,605,766	23,506,166
Common Stock Subject to Possible Redemption	296,230,490	(11,605,766)	284,624,724
Class A Common Stock	143	116	259
Additional Paid-in Capital	5,004,090	420,628	5,424,718
Accumulated Deficit	(5,000)	(420,744)	(425,744)

Number of shares subject to redemption	29,623,049	(1,160,577)	28,462,472

NOTE 3. INITIAL PUBLIC OFFERING

On January 28, 2021, pursuant to the Initial Public Offering, the Company sold 31,500,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 4,050,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,473,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $8,210,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share. $6,210,000 of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination by January 28, 2023 or during any Extension Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 29, 2020, the Sponsor purchased 6,468,750 Founder Shares (as defined below) for an aggregate purchase price of $25,000. On January 25, 2021, the Company effected a stock dividend of 1,293,750 shares of Class B Common

Stock to holders of Class B Common Stock on a pro rata basis based on their holdings, resulting in the Company’s initial stockholders holding an aggregate of 7,762,500 founder shares.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Class B common stock or Class A common stock received upon conversion thereof (together, “Founder Shares”) until the earlier of: (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On October 29, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $300,000 remained outstanding at the closing of the Initial Public Offering on January 28, 2021. On February 2, 2021, the Company repaid the Promissory Note in full.

Administrative Services Agreement

The Company agreed, commencing on January 26, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender's discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

NOTE 6. COMMITMENTS

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 4,050,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriter exercised the over-allotment option in full.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,867,500 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement by January 28, 2023.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At March 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 2,390,902 shares of Class A common stock issued and outstanding, excluding 28,659,068 shares of Class A common stock subject to possible redemption.

Class B Common Stock —The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021, there were 7,762,500 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

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

NOTE 8. WARRANTS

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public warrants and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months after the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of shares of the Class A common stock for any 20 trading days within a 30 -trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant).

Redemption of warrants when the price per Class A common stock equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Class A common stock;
●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and
●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Private Placement Warrants are identical to the Public Warrants underlying the Units that were sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants are redeemable by the Company and are exercisable by such holders on the same basis as the Public Warrants.

The warrants associated with the Public and Private Placement were not considered to be indexed to the Company’s stock price. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $11.6 million at January 28, 2021. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2021 the fair value of the warrant liability was $9.5 million.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

Level 1 assets and liabilities at fair value is comprised of only Cash and Cash held in the Trust Account. The company has no other Level 1 assets or liabilities at fair value and no Level 2 assets or liabilities at fair value at March 31, 2021 and December 31, 2020. The Company has warrants exercisable for Class A common stock with a fair value of $9,548,733 and $0 and March 31, 2021 and December 31, 2020, respectively. These warrants are classified as Level 3 based on a valuation model that utilizes both observable and unobservable inputs. Observable inputs include market prices of  warrants issued by other SPACs and unobservable inputs include model adjustments for valuation uncertainty pertaining to the probability of the Company consummating a Business Combination. There were no transfers into or out of Level 3 within the fair value hierarchy during the three month period ended March 31, 2021. The following table provides a summary of the changes in fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2021.

Warrants
Exercisable for
Class A common
stock
Balance December 31, 2020	$—
Initial fair value	11,605,766
Change in fair value of warrant liability	(2,057,033)
Fair Value at March 31, 2021	$9,548,733

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$310,527,970	$—
Liabilities:
Public warrants	1	$6,210,000	$—
Private warrants	3	$3,338,733	$—

The Company calculated the fair value of the warrants using a Monte Carlo simulation, with the observable assumptions as provided in the table below. Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement. Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement.

	As of	As of
	January 28,	March 31,
	2021	2021

Stock price on valuation date	$9.76	$9.62
Exercise price	$11.50	$11.50
Term (years)	5.93	5.76
Expected volatility	14%	12.2%
Weighted average risk-free interest rate	0.57%	1.10%
Trials	400	400

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the SEC Staff Statement, the Company’s management reevaluated the terms of the warrants issued in connection with its IPO, including the Private Placement Warrants, and determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “our,” “us,” and “Company” refer to Science Strategic Acquisition Corp. Alpha. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to SSAC Alpha Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2021. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on October 22, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as a Business Combination. We completed our initial public offering (our “IPO”) on January 28, 2021, which is described below under “—Liquidity and Capital Resources.”

While we may pursue a business combination target in any industry, we currently intend to focus our search for a target business in the direct-to-consumer brands, direct-to-consumer-services and mobile and social entertainment sectors. Since completing our IPO, we have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We intend to effectuate a Business Combination using cash from the proceeds of our IPO and the sale of the Private Placement Warrants (as defined below), our capital stock, debt, or a combination of cash, stock and debt.

Results of Operations

For the three months ended March 31, 2021, we had a net income of $1.6 million. Our business activities during the quarter consisted primarily of organizational activities and those necessary to prepare for and complete our IPO and, subsequent to our IPO, identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by January 28, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for a target and completing a Business Combination.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.0 million in our operating bank account, and working capital of approximately $1.5 million.

Our liquidity needs up to the completion of our IPO on January 28, 2021 had been satisfied through a payment from our Sponsor of $25,000 for 7,762,500 shares (the “Founder Shares”) of our Class B common stock and a loan of up to $300,000 from our Sponsor, which was repaid on February 2, 2021.

On January 28, 2021, we consummated our IPO of 31,050,000 units (the “Units”), including the issuance of 4,050,000 Units as a result of the underwriter’s full exercise of its over-allotment option. Each Unit consists of one share of our Class A common stock and one-third of one warrant of the Company, with each whole warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $310,500,000. Simultaneously with the closing of our IPO, we completed the private sale of an aggregate of 5,473,333 private placement warrants (the “Private Placement Warrants”) to our Sponsor at a purchase price of $1.50 per private placement warrant, generating gross proceeds to us of $8,210,000.

A total of $310,500,000, comprised of the net proceeds of the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account (the “Trust Account”) at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Transaction costs for the IPO and the sale of the Private Placement Warrants amounted to $17,495,500 consisting of $6,210,000 of underwriting fees, $10,867,500 of deferred underwriting fees and $418,000 of other offering costs. In addition, as of March 31, 2021, approximately $1.0 million of cash was held outside of the Trust Account and is available for working capital purposes.

As of March 31, 2021, we had marketable securities held in the Trust Account of $310,527,970 (including approximately $27,970 of unrealized gain) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the three months March 31, 2021, cash used in operating activities was $1,193,449. Net income of $1,567,374 was affected by a unrealized gain on marketable securities held in the Trust Account of $27,970, a gain on change in fair value of our warrant liability of $2,057,033. Changes in operating assets and liabilities used $675,820 of cash for operating activities.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may make permitted withdrawals from the Trust Account to pay our taxes, including franchise taxes and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. As of March 31, 2021, there were no amounts outstanding under any such working capital loans.

We may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We have an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space and administrative and support services provided to the Company. We began incurring these fees on February 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriter of the IPO is entitled to a deferred discount of $0.35 per Unit, or $10,867,500 in the aggregate. The deferred discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 under the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weaknesses in internal controls described below, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Our internal control over financial reporting did not result in the proper accounting classification of certain of the Warrants we issued in January 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in January 2021. In addition, the Company did not properly account for the classification of offering costs attributed to the January 2021 offering, which we also determined to be a material weakness.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and Private Placement Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have an adverse effect on the market price of our Class A common stock or make it more difficult for us to consummate an initial business combination.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the SEC Staff Statement, the Company’s management reevaluated the terms of the warrants issued in connection with its IPO, including the Private Placement Warrants, and determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock and/or our financial results. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified two material weaknesses in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting. In addition, after consultation with our independent registered public accounting firm, we identified another material weakness related to a mistake in the classification of offering expenses related to our IPO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weaknesses described above, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On January 28, 2021, simultaneously with the closing of our IPO, we completed the private sale of an aggregate of 5,473,333 Private Placement Warrants to our Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to us of $8,210,000. The Private Placement Warrants are identical to the warrants sold as part of the Units in our IPO, except that so long as they are held by our Sponsor or its permitted transferees: (1) they will not be redeemable by us (except in certain redemption scenarios when the price per share of Class A common stock equals or exceeds $10.00 (as adjusted)); (2) they (including the shares of Class A common stock issuable upon exercise of Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) are entitled to registration rights.

The sale of the Private Placement Warrants were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Use of Proceeds

On January 28, 2021, we consummated our IPO of 31,050,000 Units, including the issuance of 4,050,000 Units as a result of the underwriter’s full exercise of its over-allotment option. Each Unit consists of one share of our Class A common stock and one-third of one warrant of the Company, with each whole warrant entitling the holder thereof to purchase one whole share of our Class A common stock at a price of $11.50 per share, subject to certain adjustments. The Units were sold at a price of $10.00 per unit, generating aggregate gross proceeds to the Company of $310,500,000. Credit Suisse Securities (USA) LLC acted as a sole underwriter of our IPO. The securities sold in our IPO were registered under the Securities Act on registration statements on Form S-1 (File Nos. 333-251987 and 333-252416). The registration statements became effective on January 25, 2021.

Following our IPO and the sale of the Private Placement Warrants, a total of $310,500,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in the Trust Account. Transaction costs amounted to $17,495,500, consisting of $6,210,000 of underwriting discounts and commissions, $10,867,500 of deferred underwriting discounts commissions and $418,000 of other cash offering costs. In addition, as of March 31, 2021, $1.0 million of cash was held outside of the Trust Account and is available for working capital purposes.

For a description of the use of the net proceeds from our IPO, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on January 8, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1/A filed by the Registrant on January 20, 2021).

4.2	Specimen Share of Class A common stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1/A filed by the Registrant on January 20, 2021).

4.3	Specimen Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021).

4.4

Warrant Agreement, dated January 25, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021).

10.1

Letter Agreement, dated January 25, 2021, among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2021).

10.2

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Stockholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_____________

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Science Strategic Acquisition Corp. Alpha

Date: May 27, 2021	By:	/s/ Michael Jones
Mr. Michael Jones
Chief Executive Officer
(principal executive officer)

Date: May 27, 2021	By:	/s/ Thomas Dare
Mr. Thomas Dare
Chief Financial Officer
(principal financial and accounting officer)