Form 10-Q
period 2021-06-30
Science Strategic Acquisition Corp. Alpha
filed 2021-08-16
CIK 1830547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 10, 2021, the Registrant had 31,050,000 shares of Class A common stock, par value $0.0001 per share, and 7,762,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

SCIENCE STRATEGIC ACQUISITION CORP. ALPHA

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Science Strategic Acquisition Corp. Alpha

Condensed Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash	$868,722	$20,000
Deferred offering costs		183,912
Prepaid expenses	566,520	—
Total Current Assets	1,435,242	203,912

Marketable securities held in Trust Account	310,534,744	—
TOTAL ASSETS	$311,969,986	$203,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued offering costs	$135,000	$151,812
Accrued offering costs - related party	—	27,100
Accrued expenses	7,018	5,000
Total Current Liabilities	142,018	183,912

Warrant liability	13,534,768	—
Deferred underwriting fee payable	10,867,500	—
Total Liabilities	24,544,286	183,912

Commitments

Class A Common stock subject to possible redemption, 28,240,098 and no shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	282,425,690	—

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 400,000,000 shares authorized; 2,809,902 and no shares issued and outstanding (excluding 28,240,098 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	281	—
Class B Common stock, $0.0001 par value; 40,000,000 shares authorized; 7,762,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	776	776
Additional paid-in capital	7,627,684	24,224
Accumulated deficit	(2,628,731)	(5,000)
Total Stockholders’ Equity	5,000,010	20,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$311,969,986	$203,912

See accompanying notes to interim condensed financial statements.

Science Strategic Acquisition Corp. Alpha

Condensed Statement of Operations

For the three and six months ended June 30, 2021

(Unaudited)

	For the	For the
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Operating costs	$211,844	$729,474
Loss from operations	(211,844)	(729,474)

Other income (loss):
Unrealized gain on marketable securities held in Trust Account	6,774	34,744
Change in fair value of warrant liability	(3,986,035)	(1,929,002)
Other income (loss), net	(3,979,261)	(1,894,258)

Loss before provision for income taxes	(3,979,261)	(1,894,258)
Provision for income taxes	—	—
Net Loss	$(4,191,105)	$(2,623,732)

Weighted average shares outstanding of redeemable Class A common stock	28,659,098	28,579,419

Basic and diluted net loss per share, redeemable Class A common stock	$0.00	$0.00

Weighted average shares outstanding of nonredeemable Class A and Class B common stock	10,153,402	9,694,261

Basic and diluted net loss per share, nonredeemable Class A and Class B common stock	$(0.41)	$(0.27)

See accompanying notes to interim condensed financial statements.

Science Strategic Acquisition Corp. Alpha

Condensed Statement of Changes in Stockholders’ Equity

(Unaudited)

	Class A		Class B		Additional		Total
	Common		Common		Paid in	Retained	Stockholders’
	Stock	Amount	Stock	Amount	Capital	Earnings	Equity
Balance — January 1, 2020	—	$—	7,762,500	$776	$24,224	$(5,000)	$20,000
Sale of 31,050,000 Units, net of underwriting discount and offering expenses	31,050,000	3,105	—	—	281,816,326	—	281,819,431
Sale of 5,473,333 private placement warrants	—	—	—	—	8,210,000	—	8,210,000
Common stock subject to possible redemption	(28,462,472)	(2,846)	—	—	(284,621,874)	—	(284,624,720)
Change in value of common stock subject to possible redemption	(196,626)	(20)	—	—	(1,992,055)	—	(1,992,075)
Net income	—	—	—	—	—	1,567,374	1,567,374
Balance — March 31, 2021	2,390,902	$239	7,762,500	$776	$3,436,621	$1,562,374	$5,000,010
Change in value of common stock subject to possible redemption	419,000	42	—	—	4,191,063	—	4,191,105
Net loss	—	—	—	—	—	(4,191,105)	(4,191,105)
Balance – June 30, 2021	2,809,902	$281	7,762,500	$776	$7,627,684	$(2,628,731)	5,000,010

See accompanying notes to interim condensed financial statements.

Science Strategic Acquisition Corp Alpha

Condensed Statement of Cash Flows

For the Six Months Ended June 30, 2021

(Unaudited)

Cash Flows used in Operating Activities:
Net loss	$(2,623,732)
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(34,744)
Change in fair value of warrant liabilities	1,929,002

Changes in operating assets and liabilities:
Prepaid expenses	(566,520)
Accrued expenses	2,018
Net cash used in operating activities	(1,293,976)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(310,500,000)
Net cash used in investing activities	(310,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	304,710,744
Proceeds from the sale of Private Placements Warrants	8,210,000
Proceeds from promissory note — related party	300,000
Repayment of promissory note — related party	(300,000)
Payment of offering costs	(278,046)
Net cash provided by financing activities	312,642,698

Net Change in Cash	848,722
Cash — Beginning of period	20,000
Cash — End of period	$868,722

Supplemental cash flow information:
Cash paid for income taxes	$—

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(2,199,030)
Initial classification of common stock subject to redemption	$284,624,720
Initial fair value of warrant liability	$11,605,766
Deferred offering cost included in accrued offering cost	$135,000

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

Sponsor and Initial Financing

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,473,333 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to SSAC Alpha Sponsor, LLC (the “Sponsor”), generating gross proceeds of $8,210,000, which is described in Note 4.

Transaction costs amounted to $17,495,500, consisting of $6,210,000 of underwriting fees, $10,867,500 of deferred underwriting fees and $418,000 of other offering costs. In addition, cash of approximately $2,300,000 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

The Trust Account

Following the closing of the Initial Public Offering on January 28, 2021, an amount of $310,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”). The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the trust account until the earliest of: (1) the Company’s completion of a Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete a Business Combination on or before January 28, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of the Company’s Public Shares if the Company has not completed a Business Combination on or before January 28, 2023, subject to applicable law. Based on current interest rates, the Company expects that interest earned on the trust account will be sufficient to pay taxes.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, either (i) in connection with a stockholder meeting called to approve such Business Combination or (ii) by means of a tender offer. The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to the public stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As a result, shares of common stock are recorded at their redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $868,722 cash held outside of the Trust Account and working capital of $1,293,227.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for the issuance of Founder Shares (as discussed in Note 5), and a loan from the Sponsor of $300,000 under the Promissory Note (as discussed in Note 5). The Company repaid the Promissory Note in full on February 2, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the private placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as discussed in Note 5). As of June 30, 2021, there were no working capital loans outstanding.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from the date the financial statements are issued. Over this time period, the Company will use these funds to pay existing accounts payable, identify and evaluate prospective initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select a target business to merge with or acquire, and structure, negotiate and consummate the Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on April 7, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is either not an emerging growth company or an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of mutual funds. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in United States Treasury securities.Through June 30, 2021, the Company has not withdrawn any monies from the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under section 163(j) of the Internal Revenue Code of 1986, as amended, from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 15,823,333 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

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

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

		Six Months
	Three Months Ended	Ended
	June 30,	June 30,
	2021	2021
Class A Common Stock subject to possible redemption
Numerator: Earnings attributable to Class A Common Stock subject to possible redemption
Unrealized gain on marketable securities held in Trust Account	$4,929	$25,280
Net earnings attributable to Class A Common Stock subject to possible redemption	$4,929	$25,280
Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	28,659,098	28,579,419
Basic and diluted net earnings per share, Class A Common Stock subject to possible redemption	$0.00	$0.00
Non-Redeemable Class A and Class B Common Stock
Numerator: Net loss minus net earnings
Net loss	$(4,191,105)	$(2,623,732)
Less: Net earnings attributable to Class A Common Stock subject to possible redemption	(4,929)	(25,280)
Non-redeemable net loss	$(4,196,034)	(2,649,012)

Denominator: Weighted average Non-Redeemable Class A and Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Common Stock	10,153,402	9,694,261

Basic and diluted net loss per share, Non-Redeemable Class A and Class B Common Stock	$(0.41)	(0.27)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Warrants Exercisable for Class A Common Stock

The Company accounted for the 15,823,333 warrants issued in connection with the Initial Public Offering and the Private Placement Warrants (collectively, the “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the Warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On January 28, 2021, pursuant to the Initial Public Offering, the Company sold 31,050,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 4,050,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one (each whole warrant, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At June 30, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 2,809,902 shares of Class A common stock issued and outstanding, excluding 28,240,098 shares of Class A common stock subject to possible redemption.

Class B Common Stock —The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021, there were 7,762,500 shares of Class B common stock issued and outstanding.

Holders of Class B common stock have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement governing the Warrants (the “Warrant Agreement”). The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However except as described below, the warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of the warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution form the Company’s assets held outside the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

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

Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

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

The Warrants are not considered to be indexed to the Company’s stock price. In accordance with FASB ASC 815, the warrants were classified as a liability in the total amount of $11.6 million at January 28, 2021. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of June 30, 2021 the fair value of the warrant liability was $13.5 million.

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

Level 1 assets and liabilities at fair value is comprised of Cash, Cash held in the Trust Account and Public Warrants. The company has no other Level 1 assets or liabilities at fair value and no Level 2 assets or liabilities at fair value at June 30, 2021 and December 31, 2020. The Company has warrants exercisable for Class A common stock with a fair value of $13,534,768 and $0 as of June 30, 2021 and December 31, 2020, respectively. The Private Placement Warrants are classified as Level 3 based on a valuation model that utilizes both observable and unobservable inputs. Observable inputs include market prices of warrants issued by other special purpose acquisition companies and unobservable inputs include model adjustments for valuation uncertainty pertaining to the probability of the Company consummating a Business Combination. There were no transfers into or out of Level 3 within the fair value hierarchy during the three and six month periods ended June 30, 2021. The following table provides a summary of the changes in fair value of the Company’s Level 3 assets and liabilities for the six months ended June 30, 2021.

Private Placement Warrants
Exercisable for
Class A common
stock
Balance December 31, 2020	$—
Initial fair value	4,050,266
Changes in fair value of warrant liability	(711,533)
Fair Value at March 31, 2021	3,338,733
Change in fair value of warrant liability	1,342,979
Fair Value at June 30, 2021	$4,681,712

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$310,534,744	$—
Liabilities:
Public warrants	1	$8,853,056	$—
Private warrants	3	$4,681,712	$—

The Warrants were initially valued using a Monte Carlo simulation model, with the observable assumptions as provided in the table below. Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement. Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the

Public Warrants from the Units, the closing price of the Public Warrant was used as the fair value for the Public Warrants as of each relevant date.

	As of	As of
	January 28,	June 30,
	2021	2021

Stock price on valuation date	$9.76	$9.71
Exercise price	$11.50	$11.50
Term (years)	5.93	6.09
Expected volatility	14.0%	13.3%
Weighted average risk-free interest rate	0.57%	1.05%
Trials	400	400

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2021, and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which was filed with the SEC on May 28, 2021. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

For the three and six months ended June 30, 2021, we had a net loss of $4.2 million and $2.6 million, respectively. Our business activities during the three and six months ended June 30, 2021 consisted primarily of organizational activities and those necessary to prepare for and complete our IPO and, subsequent to our IPO, identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by January 28, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.9 million in our operating bank account, and working capital of approximately $1.3 million.

Our liquidity needs up to the completion of our IPO on January 28, 2021 had been satisfied through a payment from our Sponsor of $25,000 for 7,762,500 shares (the “Founder Shares”) of our Class B common stock and a loan of $300,000 from our Sponsor, which was repaid on February 2, 2021.

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

A total of $310,500,000, comprised of the net proceeds of the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account (the “Trust Account”) at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Transaction costs for the IPO and the sale of the Private Placement Warrants amounted to $17,495,500 consisting of $6,210,000 of underwriting fees, $10,867,500 of deferred underwriting fees and $418,000 of other offering costs. In addition, as of June 30, 2021, approximately $0.9 million of cash was held outside of the Trust Account and is available for working capital purposes.

As of June 30, 2021, we had marketable securities held in the Trust Account of $310,534,744 (including approximately $34,744 of interest income and unrealized gain) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the six months June 30, 2021, cash used in operating activities was $1,293,976. Net loss of $2,623,732 was affected by a loss on the change in fair value of our warrant liability of $1,929,002 and interest on marketable securities held in the trust account of $34,744. Changes in operating assets and liabilities used $564,503 of cash for operating activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. As of June 30, 2021, there were no amounts outstanding under any such working capital loans.

Management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or at least through August 31, 2022. However, we may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weaknesses in internal controls described below, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Our internal control over financial reporting did not result in the proper accounting classification of certain of the warrants we issued in January 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our IPO in January 2021. In addition, the Company did not properly account for the classification of offering costs attributed to the January 2021 offering, which we also determined to be a material weakness.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the period ended March 31,2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Following our IPO and the sale of the Private Placement Warrants, a total of $310,500,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in the Trust Account. Transaction costs amounted to $17,495,500, consisting of $6,210,000 of underwriting discounts and commissions, $10,867,500 of deferred underwriting discounts commissions and $418,000 of other cash offering costs. In addition, as of June 30, 2021, $0.9 million of cash was held outside of the Trust Account and is available for working capital purposes.

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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Stockholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Science Strategic Acquisition Corp. Alpha

Date: August 13, 2021	By:	/s/ Michael Jones
Mr. Michael Jones
Chief Executive Officer
(principal executive officer)

Date: August 13, 2021	By:	/s/ Thomas Dare
Mr. Thomas Dare
Chief Financial Officer
(principal financial and accounting officer)