Form 10-Q
period 2021-09-30
Science Strategic Acquisition Corp. Alpha
filed 2021-11-15
CIK 1830547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, the Registrant had 31,050,000 shares of Class A common stock, par value $0.0001 per share, and 7,762,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

SCIENCE STRATEGIC ACQUISITION CORP. ALPHA

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Science Strategic Acquisition Corp. Alpha

Condensed Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash	$738,396	$20,000
Deferred offering costs	—	183,912
Prepaid expenses	462,361	—
Total Current Assets	1,200,757	203,912

Marketable securities held in Trust Account	310,538,740	—
TOTAL ASSETS	$311,739,497	$203,912

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued offering costs	$70,000	$151,812
Accrued offering costs - related party	—	27,100
Accrued expenses	543,673	5,000
Total Current Liabilities	613,673	183,912

Warrant liability	11,699,443	—
Deferred underwriting fee payable	10,867,500	—
Total Liabilities	23,180,616	183,912

Commitments

Class A Common stock subject to possible redemption, 31,050,000 and no shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	310,500,000	—

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 400,000,000 shares authorized; no shares issued and outstanding (excluding 31,050,000 and no shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B Common stock, $0.0001 par value; 40,000,000 shares authorized; 7,762,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	776	776
Additional paid-in capital	—	24,224
Accumulated deficit	(21,941,895)	(5,000)
Total Stockholders’ Equity (Deficit)	(21,941,119)	20,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$311,739,497	$203,912

See accompanying notes to interim condensed financial statements.

Science Strategic Acquisition Corp. Alpha

Condensed Statement of Operations

For the three and nine months ended September 30, 2021

(Unaudited)

	For the	For the
	Three Months Ended	Nine months Ended
	September 30,	September 30,
	2021	2021
Operating costs	$706,140	$1,435,614
Loss from operations	(706,140)	(1,435,614)

Other income (loss):
Unrealized gain on marketable securities held in Trust Account	3,996	38,740
Change in fair value of warrant liability	1,835,325	(93,677)
Other income (loss), net	1,839,321	(54,937)

Gain (Loss) before provision for income taxes	1,133,181	(1,490,551)
Provision for income taxes	—	—
Net Gain (Loss)	$1,133,181	$(1,490,551)

Weighted average shares outstanding of redeemable Class A common stock	31,050,000	27,763,686

Basic and diluted net earnings (loss) per share, redeemable Class A common stock	$0.03	$(0.04)

Weighted average shares outstanding of nonredeemable Class B common stock	7,762,500	7,655,338

Basic and diluted Earnings (net loss) per share, nonredeemable Class B common stock	$0.03	$(0.04)

See accompanying notes to interim condensed financial statements.

Science Strategic Acquisition Corp. Alpha

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Class A Common
	Shares Subject to		Class A		Class B		Additional		Total
	Possible Redemption		Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	—	$—	7,762,500	$776	$24,224	$(5,000)	$20,000
Sale of 31,050,000 Units	31,050,000	310,500,000	—	—	—	—	—	—	—
Proceeds Received in Excess of Fair Value of Private Warrants	—	—	—	—	—	—	4,159,734	—	4,159,734
Accretion of Class A common stock subject to redemption (see Note 2)	—		—	—			(4,183,958)	(20,446,345)	(24,630,303)
Net income	—	—	—	—	—	—	$	1,567,374	1,567,374
Balance — March 31, 2021 as restated (see Note 2)	31,050,000	$310,500,000	—	$—	7,762,500	$776	—	$(18,883,971)	$(18,883,195)
Net loss	—		—	—	—	—		(4,191,105)	(4,191,105)
Balance – June 30, 2021 as restated (see Note 2)	31,050,000	$310,500,000	—	$—	7,762,500	$776	$—	$(23,075,076)	$(23,074,300)
Net income	—		—	—	—	—		1,133,181	1,133,181
Balance – September 30, 2021	31,050,000	$310,500,000	—	$—	7,762,500	$776	$—	$(21,941,895)	$(21,941,119)

See accompanying notes to interim condensed financial statements.

Science Strategic Acquisition Corp. Alpha

Condensed Statement of Cash Flows

For the Nine months Ended September 30, 2021

(Unaudited)

Cash Flows used in Operating Activities:
Net loss	$(1,490,551)
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(38,740)
Change in fair value of warrant liabilities	93,677

Changes in operating assets and liabilities:
Prepaid expenses	(462,362)
Accrued expenses	538,673
Net cash used in operating activities	(1,359,303)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(310,500,000)
Net cash used in investing activities	(310,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	304,710,744
Proceeds from the sale of Private Placements Warrants	8,210,000
Proceeds from promissory note — related party	300,000
Repayment of promissory note — related party	(300,000)
Payment of offering costs	(343,045)
Net cash provided by financing activities	312,577,699

Net Change in Cash	718,396
Cash — Beginning of period	20,000
Cash — End of period	$738,396

Supplemental cash flow information:
Cash paid for income taxes	$—

Non-Cash investing and financing activities:
Initial fair value of warrant liability	$11,605,766
Deferred offering cost included in accrued offering cost	$70,000
Accretion of Class A common stock subject to possible redemption as restated due to the treatment of Class A common stock subject to possible redemption (see note 2)	$24,630,303

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

Sponsor and Initial Financing

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, and non-operating income or expenses from the change in fair value of warrant liabilities.

The registration statements for the Initial Public Offering were declared effective on January 25, 2021. On January 28, 2021, the Company consummated the Initial Public Offering of 31,050,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the exercise by the underwriter of its over-allotment option in the amount of 4,050,000 Units, at $10.00 per Unit, generating gross proceeds of $310,500,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,473,333 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to SSAC Alpha Sponsor, LLC (the “Sponsor”), generating gross proceeds of $8,210,000, which is described in Note 5.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, either (i) in connection with a stockholder meeting called to approve such Business Combination or (ii) by means of a tender offer. The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to the public stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Company will have until January 28, 2023 to complete its initial Business Combination. If the Company does not complete a Business Combination by such date (or such longer period as provided in an amendment to the Company’s amended and restated certificate of incorporation approved by its stockholders (an “Extension Period”)), it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination by January 28, 2023 or during any Extension Period. The initial stockholders have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 6) if the Company fails to complete its initial Business Combination by January 28, 2023 or during any Extension Period. However, if the initial stockholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination by January 28, 2023 or during any Extension Period.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $738,396 cash held outside of the Trust Account and working capital of $737,084.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for the issuance of Founder Shares (as discussed in Note 6), and a loan from the Sponsor of $300,000 under the Promissory Note (as discussed in Note 6). The Company repaid the Promissory Note in full on February 2, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the private placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as discussed in Note 6). As of September 30, 2021, there were no working capital loans outstanding.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per ordinary share calculation to allocate net income (loss) evenly to Class A and Class B common stock.  This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

The restatements do not result in any changes in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of January 28, 2021 (audited)	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$284,624,724	$25,875,276	$310,500,000
Class A common stock	$259	$(259)	$—
Class B common stock	$777	$—	$777
Additional paid-in capital	$5,424,718	$(5,424,718)	$—
Accumulated deficit	$(425,744)	$(20,450,299)	$(20,876,043)
Total Shareholders’ Equity (Deficit)	$5,000,010	$(25,875,276)	$(20,875,266)
Number of shares subject to redemption	28,462,472	2,587,528	31,050,000

Condensed Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$286,616,795	$23,883,205	$310,500,000
Class A common stock	$239	$(239)	$—
Class B common stock	$776	$—	$776
Additional paid-in capital	$3,436,621	$(3,436,621)	$—
Accumulated deficit	$1,562,374	$(20,446,345)	$(18,883,971)
Total Shareholders’ Equity (Deficit)	$5,000,010	$(23,883,205)	$(18,883,195)
Number of shares subject to redemption	28,659,098	2,390,902	31,050,000

Condensed Balance Sheet as of June 30, 2021 (unaudited)
Class A common stocksubject to possible redemption	$282,425,690	$28,074,310	$310,500,000
Class A common stock	$281	$(281)	$—
Class B common stock	$776	$—	$776
Additional paid-in capital	$7,627,684	$(7,627,684)	$—
Accumulated deficit	$(2,628,731)	$(20,446,345)	$(23,075,076)
Total Shareholders’ Equity (Deficit)	$5,000,010	$(28,074,310)	$(23,074,300)
Number of shares subject to redemption	28,240,098	2,809,902	31,050,000

	As Previously
	Reported	Adjustment	As Restated
Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	28,462,472	(7,307,527)	21,154,945
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	0.05	$0.05
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,230,019	(1,790,184)	7,439,835
Basic and diluted net income per share, Non-redeemable common stock	$0.17	$(0.12)	$0.05

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	28,659,098	2,390,902	31,050,000
Basic and diluted net income per share common stock subject to possible redemption	$0.00	(0.11)	$(0.11)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,153,402	(2,390,902)	7,762,500
Basic and diluted net loss per share, Non-redeemable common stock	$(0.41)	$0.30	$(0.11)

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	28,579,419	2,476,946	26,102,473
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	(0.08)	$(0.08)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,694,261	(2,093,093)	7,601,168
Basic and diluted net income per share, Non-redeemable common stock	$(0.27)	$0.19	$(0.08)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited) Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$1,992,075	$(1,992,075)	$—
Accretion of Class A common stock subject to possible redemption	$—	$24,630,303	$24,630,303

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited) Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$(2,199,030)	$2,199,030	$—
Accretion of Class A common stock subject to possible redemption	$—	$24,630,303	$24,630,303

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	310,500,000
Less:
Proceeds allocated to public warrants	(7,555,500)
Class A common stock issuance costs	(17,074,803)
Add:
Accretion of carrying value to redemption value	24,630,303
Class A common stock subject to possible redemption, September 30, 2021	310,500,000

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on April 7, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of mutual funds. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

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

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in United States Treasury securities. Through September 30, 2021, the Company has not withdrawn any monies from the Trust Account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under section 163(j) of the Internal Revenue Code of 1986, as amended, from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position or statement of operations.

Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Shares of common stock subject to possible redemption at September 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 15,823,333 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The Company’s statement of operations includes a presentation of net earnings (loss) per share of common stock subject to possible redemption and allocates the net income (loss) into the two classes of stock in calculating net earnings (loss) per Net earnings (loss) per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the net loss by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net earnings (loss) per common share (in dollars, except per share amounts):

		Nine months
	Three Months Ended	Ended
	September 30,	September 30,
	2021	2021
Class A Common Stock subject to possible redemption
Numerator: Earnings (loss) attributable to Class A Common Stock subject to possible redemption
Net income (loss)	$906,545	$(1,168,388)
Net earnings (loss) attributable to Class A Common Stock subject to possible redemption	$906,545	$(1,168,388)
Denominator: Weighted average Class A Common Stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common Stock subject to possible redemption	31,050,000	27,763,686
Basic and diluted net earnings (loss) per share, Class A Common Stock subject to possible redemption	$0.03	$(0.04)
Non-Redeemable Class B Common Stock
Numerator: Net earnings (loss) minus net earnings
Net earnings (loss)	$226,636	$(322,162)
Non-redeemable net earnings (loss)	$226,636	(322,162)

Denominator: Weighted average Non-Redeemable Class B Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B Common Stock	7,762,500	7,655,338

Basic and diluted net earnings (loss) per share, Non-Redeemable Class B Common Stock	$0.03	$(0.04)

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

On January 28, 2021, pursuant to the Initial Public Offering, the Company sold 31,050,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 4,050,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each whole warrant, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued on conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed in conjunction with the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,867,500 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement by January 28, 2023.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were no shares of Class A common stock issued and outstanding, excluding 31,050,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock —The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021, there were 7,762,500 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANTS

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of the Company’s initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of shares of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummate a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $18.00” and “Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of shares of the Class A common stock for any 20 trading days within a 30 -trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant).

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

The Warrants are not considered to be indexed to the Company’s stock price. In accordance with ASC 815, the warrants were classified as a liability in the total amount of $11.6 million at January 28, 2021. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of September 30, 2021 the fair value of the warrant liability was $11.7 million.

NOTE 10. FAIR VALUE MEASUREMENTS

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

Level 1 assets and liabilities at fair value is comprised of Cash, Cash held in the Trust Account and Public Warrants. The Company has no other Level 1 assets or liabilities at fair value and no Level 2 assets or liabilities at fair value at September 30, 2021 and December 31, 2020. The Company has warrants exercisable for Class A common stock with a fair value of $11,699,443 and $0 as of September 30, 2021 and December 31, 2020, respectively. The Private Placement Warrants are classified as Level 3 based on a valuation model that utilizes both observable and unobservable inputs. Observable inputs include market prices of warrants issued by other special purpose acquisition companies and unobservable inputs include model adjustments for valuation uncertainty pertaining to the probability of the Company consummating a Business Combination. The Company transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 fair value measurement during the nine month periods ended September 30, 2021. The following table provides a summary of the changes in fair value of the Company’s Level 3 assets and liabilities for the nine months ended September 30, 2021. There were no transfers to/from Levels 1, 2 and 3 during the three months ended September 30, 2021.

	Private Placement Warrants
	Exercisable for
	Class A common
	stock	Public Warrants	Warrant Liabilities
Balance December 31, 2020	$—	$—	$—
Initial Fair Value at January 28, 2021	4,050,266	7,555,500	11,605,766
Change in Fair Value	19,157	74,520	93,677
Transfer to Level 1	—	(7,630,020)	(7,630,020)
Fair Value as of September 30, 2021	$4,069,423	$—	$4,069,423

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$310,538,740	$—
Liabilities:
Public warrants	1	$7,630,020	$—
Private warrants	3	$4,069,423	$—

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

	As of	As of
	January 28,	September 30,
	2021	2021

Stock price on valuation date	$9.76	$9.71
Exercise price	$11.50	$11.50
Term (years)	5.93	5.50
Expected volatility	14.0%	12.9%
Weighted average risk-free interest rate	0.57%	1.06%
Trials	400	400

NOTE 11. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2021, and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, which was filed with the SEC on May 28, 2021. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management's Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company's control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity.

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

Results of Operations

For the three and nine months ended September 30, 2021, we had net income of $1.1 million and a net loss of  $1.5 million, respectively. Our business activities during the three and nine months ended September 30, 2021 consisted primarily of organizational activities and those necessary to prepare for and complete our IPO and, subsequent to our IPO, identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by January 28, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.738 million in our operating bank account, and working capital of approximately $.737 million.

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

A total of $310,500,000, comprised of the net proceeds of the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account (the “Trust Account”) at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Transaction costs for the IPO and the sale of the Private Placement Warrants amounted to $17,495,500 consisting of $6,210,000 of underwriting fees, $10,867,500 of deferred underwriting fees and $418,000 of other offering costs. In addition, as of September 30, 2021, approximately $0.738 million of cash was held outside of the Trust Account and is available for working capital purposes.

As of September 30, 2021, we had marketable securities held in the Trust Account of $310,538,740 (including approximately $38,740 of interest income and unrealized gain) consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the nine months ended September 30, 2021, cash used in operating activities was $1,359,303. Net loss of $1,490,551 was affected by a loss on the change in fair value of our warrant liability of $93,677 and interest on marketable securities held in the trust account of $38,740. Changes in operating assets and liabilities used $76,311 of cash for operating activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. As of September 30, 2021, there were no amounts outstanding under any such working capital loans.

Management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or at least through November 30, 2022. However, we may need to raise additional funds in order to meet the expenditures required for operating our business. If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weaknesses in internal controls described below, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal controls over financial reporting related primarily to the Company's accounting for complex financial instruments.

Our internal control over financial reporting did not result in the proper accounting classification and valuation of  complex financial instruments, including warrants and shares subject to possible redemption, we issued in January 2021 which, due to its impact on our financial statements, we determined to be a material weakness.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2021.

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

Following our IPO and the sale of the Private Placement Warrants, a total of $310,500,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in the Trust Account. Transaction costs amounted to $17,495,500, consisting of $6,210,000 of underwriting discounts and commissions, $10,867,500 of deferred underwriting discounts commissions and $418,000 of other cash offering costs. In addition, as of September 30, 2021, $0.7 million of cash was held outside of the Trust Account and is available for working capital purposes.

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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Stockholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Science Strategic Acquisition Corp. Alpha

Date: November 15, 2021	By:	/s/ Michael Jones
Mr. Michael Jones
Chief Executive Officer
(principal executive officer)

Date: November 15, 2021	By:	/s/ Thomas Dare
Mr. Thomas Dare
Chief Financial Officer
(principal financial and accounting officer)