Form 10-K
period 2021-12-31
Science Strategic Acquisition Corp. Alpha
filed 2022-04-12
CIK 1830547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2021

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39930

Science Strategic Acquisition Corp. Alpha

(Exact name of registrant as specified in its charter)

Delaware	85-3594633
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1447 2nd Street

Santa Monica, CA 90401

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (310) 393-3024

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A common stock, $0.0001 par value, and one-third of one redeemable warrant	SSAAU	The Nasdaq Stock Market LLC
Class A common stock included as part of the units	SSAA	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A common stock at an exercise price of $11.50	SSAAW	The Nasdaq Stock Market LLC

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $301,495,500, based on the closing sales price of $9.71 per share as reported on the Nasdaq Capital Market LLC. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of April 12, 2022, the Registrant had 31,050,000 shares of Class A common stock, par value $0.0001 per share, and 7,762,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

SCIENCE STRATEGIC ACQUISITION CORP. ALPHA

Annual Report on Form 10-K for the year ended December 31, 2021

i

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

Summary Risk Factors

Our company is subject to numerous risks described in the section entitled “Risk Factors” and elsewhere in this Annual Report. You should carefully consider these risks before making an investment. Some of these risks relating to our business objectives, our organization and structure and our securities include:

●	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	If we seek stockholder approval of our initial business combination, our initial stockholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

●	We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
●	We may be able to complete only one business combination with the proceeds of our initial public offering (our “IPO”) and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
●	We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.
●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
●	Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.
●	Nasdaq Capital Market LLC (“Nasdaq”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of the shares of our Class A common stock, you will lose your ability to redeem all such shares in excess of 15% of shares of our Class A common stock.

PART I

Item 1.Business.

Overview

In this Annual Report, references to the “Company” and to “we,” “us,” and “our” refer to Science Strategic Acquisition Corp. Alpha. Share and per share information in the financial statements as of December 31, 2021 and for the period of January 1, 2021 through December 31, 2021 included in this Annual Report have been retrospectively adjusted for the effect of Class B common stock dividend issuance on January 25, 2021.

We are a blank check company incorporated on October 22, 2020 as a Delaware corporation for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or entities, which we refer to as our initial business combination. While we may pursue a business combination target in any business or industry, we have focused, and intend to continue to focus, our search for a target business operating in the direct-to-consumer (“D2C”) brands, D2C services and mobile and social entertainment sectors.

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

●	D2C Brands;
●	D2C Services & Marketplaces;
●	Mobile & Social Entertainment

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

Science

Founded in 2011, Science is a venture fund poised to fuel the next generation of disruptive consumer technology companies. Science identifies entrenched markets and societal shifts, and invests in disruptive companies with new ideas and highly focused teams in distinct industries: Consumer Brands, Marketplace Services, and Entertainment. With decades of combined experience and nine years of work together, the Science team includes operators and investors who have helped build and scale successful companies. Our founders have collectively, including through Science, executed over $5 billion in exits. A few notable exits include the following:

●	Dollar Shave Club: Dollar Shave Club is a subscription-based D2C company focused on providing personal grooming products. The Company was acquired by Unilever in 2016, making it the first D2C company to be acquired for over $1 billion.
●	Ring: Ring is a provider of smart-home solutions including connected security devices. Ring was acquired by Amazon for over $1 billion in 2018.
●	Maker Studios: Acquired by Disney in 2014 for over $500 million, Maker Studios is a multi-channel network delivering short-form, digital content on YouTube.
●	PlutoTV: Acquired by Viacom for $340 million in 2019, PlutoTV is an ad-supported video streaming service that offers diverse programming for free.
●	DogVacay: DogVacay is an online services marketplace that connects dog owners with providers of dog-boarding services. DogVacay was acquired by Rover in 2017.

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

Mobile & Social Entertainment

Mobile devices have redefined the digital ecosystem and we believe “connected time” will only continue to grow. Ubiquitous connectivity and increasingly powerful smartphones have changed how we consume content and have changed the way we relate to technology and, importantly, with each other. We believe companies that tap into the following disruptive trends will become leaders in mobile and social entertainment in the next decade:

●	Micro-community and social platforms that allow more genuine connections between like-minded individuals;
●	Entertainment and content experiences that grab minutes instead of hours;
●	Products that can satiate micro-entertainment needs with satisfying content and new formats;
●	Premium online services aggregating curated content for specific audiences; and
●	Platforms that utilize mobile devices to increase user happiness and social connection.

Our Mission

We believe the future success of the capital markets for companies in our sectors of focus is dependent on new company formation, the sustainability of robust private market funding and an increased willingness of private consumer technology companies to become publicly traded and, therefore, become accessible to a broader universe of investors who can benefit from their disruptive technology, consumer engagement strategies and growth. Our mission is to create an alternative path to a traditional initial public offering for disruptive and agile companies to achieve their long-term objectives and overcome key deterrents to becoming public. By leveraging our extensive operational experience and network, we believe we can provide a number of significant benefits to potential targets and public market investors that can potentially lead to attractive long-term risk-adjusted returns in the public markets. These benefits include, but are not limited to, the following:

●	Knowledgeable Investment Partners: With over 50 years of combined experience with large corporations and investing in and developing high-growth companies, the Science team identifies areas of opportunistic market expansion in legacy industries that we believe are ripe for disruptive technologies and the value-added, data-driven approach that our founders have developed.
●	Data-Driven Playbook: Our team is focused on rapidly and thoroughly identifying resilient business models through the rigorous use of data. The Science team extensively tests its investment thesis before making any investment with internally-built tools. These tools are applied to understand and measure key performance indicators and uncover hidden value. We believe our business acumen combined with our data-driven approach leads us to invest earlier and smarter.
●	Uncovering Founder Talent and Matching Investment Themes with Our Expertise: Through our reputation and network, we believe we can attract the next set of disruptive companies and CEOs. Furthermore, our uncompromising approach towards data-driven, unbiased investing has led us to uncover talent from all backgrounds. Across Science’s current funds, we have brought in founders from Detroit, Atlanta, Philadelphia, Nashville, Brazil, France and beyond, and we invested 65% of our last fund into minority and under-represented founders.

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

Science sources, indexes and tracks over 500 private deals a year in the consumer space across all stages of business evolution, which we believe will provide us with specialized insight into value creation in the D2C market:

●	Science Studio Intelligence: Our management team has significant hands-on experience helping D2C companies build, scale and optimize their existing and new growth initiatives by exploiting insights from high-fidelity data that generally does not exist at the earliest stages of companies. Science’s internally-built tools are used to understand concept validation and measured key performance indicators through the lifecycle of a company. Further, we intend to share best practices and key learnings, gathered from Science’s operating and investment experience, as well as strong relationships in the consumer sector, to help shape corporate strategies as consumers shift.
●	Network, Pipeline and Proactive Outreach: Having operated and invested in leading global consumer companies across their corporate life cycles, our management team has developed deep relationships with key large multi-national organizations and investors. These relationships, together with our management team’s expertise, present a significant opportunity to help drive strategic dialogue, access new customer relationships and achieve success at all stages of business evolution.

The selection and underwriting process for our initial business combination will leverage our team’s relationships with leading seasoned serial founders, executives of private and public companies, investors and universities, in addition to the extensive industry and geographical reach of Science’s platforms, which we believe will provide us with a key competitive advantage in sourcing potential business combination targets. Given our profile and Science’s thematic approach, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, in particular founders of, and investors in, other private and public consumer companies in our team’s networks from more than 25 years of relationships with major consumer digital and commerce companies.

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

Consistent with our strategy, we have identified the following criteria to evaluate prospective target businesses. We believe Science’s search for a target will be differentiated and targeted on the areas in which our team has expertise in driving business transformations and creating value for investors: D2C Brands, D2C Services & Marketplaces and Mobile & Social Entertainment. We may, however, decide to enter into our initial business combination with a target business that does not meet these criteria if we believe such business presents a compelling investment opportunity and can benefit from our value-add strategy. We intend to seek to acquire companies that we believe will have the following target entry characteristics:

●	Fundamentally good business in need of transformation;
●	Competitive moat with a strategic reason to exist;
●	Opportunity to drive profitable growth;
●	Revenue visibility, with current or potential for strong free cash flow generation; and
●	Opportunity for strong leadership team to unlock value through operational and/or strategic changes.

Science will employ its approach guided by mission-driven founders, strong data metrics, disruptive sectors, shift in consumer behaviors, location and yield expectations, which may include opportunities for any of the following:

●	Organic and inorganic growth;
●	Margin improvement;
●	Portfolio optimization;
●	Improved management discipline and oversight; and
●	Focus on shareholder value.

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

Nasdaq rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust). We refer to this as the 80% of net assets test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Although we may purchase multiple businesses in related industries in connection with our initial business combination, we do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

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

Accordingly, the prospects of our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No

Purchase of stock of target not involving a merger with the Company	No

Merger of target into a subsidiary of the Company	No

Merger of the Company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) shares of common stock that will either (a) be equal to or in excess of 20% of the number of shares of our Class A common stock then issued and outstanding (other than in a public offering);
●	any of our directors, officers or substantial security holders (as defined by the rules of Nasdaq) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power issued and outstanding before the issuance in the case of any substantial security holders; or
●	the issuance or potential issuance of shares of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a stockholder vote;
●	the risk that the stockholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our shares of common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

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

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

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

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the shares of our common stock voted are voted in favor of our initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Shares held by our initial stockholders, officers and directors will be included in determining the presence of a quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

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

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement with the underwriter of the IPO, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote.

Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in value of the trust assets, in each case net of permitted withdrawals and will not be liable as to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that apply to us until the consummation of our initial business combination. Our amended and restated certificate of incorporation contains a provision which provides that, if we seek to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing our IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against, or abstain from voting on, the proposed business combination, into their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals), in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the shares of common stock voted are voted in favor of our initial business combination at a duly held stockholders meeting;
●	if our initial business combination is not consummated within 24 months from the closing of our IPO, then our existence will terminate and we will distribute all amounts in the trust account; and
●	prior to our initial business combination, we may not issue additional shares of common stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination.

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

Competition

We face intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with Public Company Accounting Oversight Board (United States) (the “PCAOB”) standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or limit the ability to conduct due diligence, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

Our sponsor, directors and officers have agreed that we must complete our initial business combination within 24 months from the closing of our IPO. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, wars, natural disasters or a significant outbreak of infectious diseases. Such events could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

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

We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Of the net proceeds of our IPO and the sale of the private placement warrants, only approximately $1,000,000 were available to us initially outside the trust account to fund our working capital requirements. As of December 31, 2021, $346,319 held outside of the trust account is available for working capital purposes. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities; each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

Although we have focused, and expect to continue to focus, our search for a target business in the D2C brands, D2C -services and mobile and social entertainment sectors, we may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geographic area. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Although we believe that the net proceeds of our IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, we cannot yet ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;
●	rates of inflation, price instability and interest rate fluctuations;
●	liquidity of domestic capital and lending markets;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	energy shortages;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;
●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and
●	government appropriation of assets.

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

Business combinations with companies in the D2C brands, D2C -services and mobile and social entertainment sectors entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;
●	an inability to manage rapid change, increasing consumer expectations and growth;
●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;
●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
●	an inability to deal with our subscribers’ or customers’ privacy concerns;
●	an inability to attract and retain subscribers or customers;
●	an inability to license or enforce intellectual property rights on which our business may depend;
●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;
●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;
●	competition for advertising revenue;
●	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;
●	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;
●	an inability to obtain necessary hardware, software and operational support; and
●	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the D2C brands, D2C services and mobile and social entertainment sectors. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

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

Upon completion of the IPO, we had working capital of approximately $1.6 million. Further, we have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. As of December 31, 2021, there were no amounts outstanding.

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

Our directors and officers allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

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

Our Units, Class A common stock and warrants are listed on Nasdaq. Although we currently meet the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our stockholder’s equity would generally be required to be at least $5,000,000. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We may issue a substantial number of additional shares of our Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of our Class A common stock to redeem the warrants as described in the section titled “Redeemable Warrants—Public Stockholders’ Warrants—Redemption of warrants when the price per share of our Class A common stock equals or exceeds $10.00” contained in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report or upon conversion of the shares of our Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of common stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors in the IPO, which dilution would increase if the anti-dilution provisions in the shares of our Class B common stock resulted in the issuance of shares of our Class A common stock on a greater than one-to-one basis upon conversion of the shares of our Class B common stock;
●	may subordinate the rights of holders of shares of common stock if shares of preferred stock are issued with rights senior to those afforded our shares of common stock;

●	could cause a change of control if a substantial number of our shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our Units, shares of common stock and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

SCIENCE STRATEGIC ACQUISITION CORP. ALPHA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and December 31, 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from October 22, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholders' (Deficit) Equity for the year ended December 31, 2021 and for the period from October 22, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from October 22, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7 to F-22

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Holders

As of April 11, 2022, there were 8 holders of record of our Units, 7 holders of record of our Class A common stock and 1 holder of record of our warrants. Because many of our securities are held by brokers and other institutions in street name on behalf of holders for whose benefit such securities are held, without obtaining a current list of nonobjecting beneficial owners, we are unable to estimate the total current number of beneficial holders represented by these record holders.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On January 28, 2021, we consummated the IPO of 31,050,00 Units, including the issuance of 4,050,000 Units as a result of the underwriter’s full exercise of its over-allotment option. Each Unit consists of one share of our Class A common stock and one-third of one warrant of the Company, with each whole warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided in the prospectus included in the registration statement relating to the IPO. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $310,500,000.

Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 5,473,333 private placement warrants at a purchase price of $1.50 per private placement warrant, to our sponsor, generating gross proceeds to us of $8,210,000. The private placement warrants are identical to the warrants sold as part of the Units in the IPO, except that so long as they are held by the sponsor or its permitted transferees: (1) they will not be redeemable by us (except in certain redemption scenarios when the price per share of Class A common stock equals or exceeds $10.00 (as adjusted)); (2) they (including the shares of Class A common stock issuable upon exercise of private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of Class A common stock issuable upon exercise of the private placement warrants) are entitled to registration rights. Such issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Transaction costs for the IPO and the sale of the private placement warrants amounted to $17,495,500 consisting of $6,210,000 of underwriting fees, $10,867,500 of deferred underwriting fees and $418,000 of other offering costs. In addition, approximately $2,300,000 of cash was held outside of the trust account for working capital purposes. As December 31, 2021, $346,319 held outside of the trust account is available for working capital purposes.

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

Issuer Purchases of Equity Securities

None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a blank check company incorporated on October 22, 2020 as a Delaware corporation for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or entities. While we may pursue a business combination target in any business or industry, we have focused, and intend to continue to focus, our search for a target business operating in the D2C brands, D2C services and mobile and social entertainment sectors.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and those in connection with our search for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held in the trust account. We have incurred, and expect to conintue to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the period from January 1, 2021 through December 31, 2021 and for the period from October 22, 2020 (inception) through December 31, 2020 we had a net income (loss) of $158,775 and $(5,000), respectively. Our income for the period from January 1, 2021 through December 31, 2021 consisted of unrealized gains on marketable securities held in the trust account and a reduction of the warrant liabilities, and our loss for the period from October 22, 2020 (inception) through December 31, 2020 consisted of formation expenses.

Liquidity, Capital Resources and Going Concern

As of December 31, 2021 and December 31, 2020, we had $346,319 and $20,000 cash, respectively, and a working capital deficit of $924,523 and $163,912, respectively. Until the consummation of the IPO, our only sources of liquidity was an initial purchase of common stock by the sponsor and loans from our sponsor. The Company’s business plan is dependent on the completion of a business combination, and the Company’s cash and working capital as of December 31, 2021 and December 31, 2020 are not sufficient to complete its planned activities for a reasonable period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. As of December 31, 2021, there were no amounts outstanding.

Management has determined that the Company’s cash flow deficit suggests a need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the public warrants and the private placement warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) Topic 815 under which the public warrants and the private placement warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC Subtopic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”) the public warrants and the private placement warrants are not indexed to our common stock in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, we classify the public warrants and the private placement warrants as liabilities at their fair value and adjust the public warrants and the private placement warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The public warrants and the private placement warrants are valued using a Monte Carlo simulation model.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as Shareholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

We recognize changes in redemption value at the end of each reporting period and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the initial public offering the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Common stock

Net income (loss) per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in compliance with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The remeasurement associated with the redeemable Class A common stock is excluded from income (loss) per common stock as the redemption value approximates fair value. The Company has not considered the effect of the warrants sold in the IPO and the private placement of 5,473,333 private warrants in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The Company’s statement of operations includes a presentation of net income (loss) per Class A common stock subject to possible redemption and non-redeemable Class B common stock and allocates the net income (loss) into the two classes of shares in calculating net income (loss) per common stock, basic and diluted. For redeemable Class A common stock, net income (loss) per common stock is calculated by dividing the net loss by the weighted average number of shares of Class A common stock subject to possible redemption outstanding. For non-redeemable Class B common stock, net income (loss) per share is calculated by dividing the net loss by the weighted average number of shares of nonredeemable Class B common stock outstanding for the period. Non-redeemable Class B common stock include the founder shares as these shares do not have any redemption features and do not participate in the income earned on the trust account.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as a result of the material weakness noted below.

Our internal control over financial reporting did not result in the proper accounting classification and valuation of complex financial instruments, including warrants and shares subject to possible redemption, that were issued in January 2021. Due to its impact on our financial statements, we determined the errors are indicative of a material weakness.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Michael Jones	46	Chief Executive Officer and Chairman of the Board of Directors
Peter Pham	46	President
Thomas Dare	65	Chief Financial Officer
Greg Gilman	48	Director
Jeff Kearl	49	Director
Jennifer Rubio	34	Director
Colette Taylor	56	Director
Priscilla Guevara	37	Global Head of Investor Relations
April Henry	52	Executive Vice President, Corporate Development

Mr. Michael Jones has been our Chief Executive Officer and the Chairman of our board of directors since October 2020. Mr. Jones is a founder of Science Inc. where he has served as a Managing Director since 2011. Mr. Jones develops predictive strategies for portfolio companies, and Science Inc. overall, that tap into future societal shifts and disrupt entrenched markets. Prior to founding Science Inc., Mr. Jones served as the Chief Executive Officer of Myspace, Inc., a social networking service, from 2008 to 2011. Prior to Myspace, Inc., Mr. Jones served as the Chief Executive Officer of Userplane, a communication platform for online communities, from 2001 to 2008. Mr. Jones’ experience and expertise in both large and small companies focuses on strategy, growth, and operational efficiency, and has resulted in over $2 billion in exits. Mr. Jones holds a B.S. in Business from the University of Oregon. Mr. Jones was selected to serve as the Chairman of our board of directors because of his extensive experience in strategy, growth and operational efficiency, all of which are expected to bring valuable insight to the board of directors.

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

Mr. Greg Gilman has served on our board of directors since October 2020. Mr. Gilman is a founder of Science Inc. where he has served as a Managing Director since 2011. Mr. Gilman has more than 20 years of relevant experience as an executive, entrepreneur, investor, and attorney. Mr. Gilman serves as Executive Chair of Protego Trust Company, a de novo financial institution that provides digital asset-related services to institutional clients. He is also the Co-Founder and Executive Chair of RxVantage, a healthcare data and informatics company that intelligently connects healthcare providers with life science experts as needed, and is currently used by the sales representatives of every major life sciences company, and has been named one of the top 10 medical practice solutions providers in the United States. Mr. Gilman previously served as a Professor of Law and Director of the Center for Entrepreneurship and Technology Law at Pepperdine University School of Law, where he designed and taught courses on Intellectual Property and Licensing. Mr. Gilman earned a Bachelor’s degree in Political Science from Tufts University and a Juris Doctor from USC Gould School of Law. Mr. Gilman was selected to serve on our board of directors because of his experience as a pioneer in digital assets and his experience in regulated industries, both of which are expected to bring valuable insight to the board of directors.

Mr. Jeff Kearl has served as an independent director on our board of directors since January 2021. Mr. Kearl has been managing director at Pelion Venture Partners since October 2019 and at Precedent Investments since 2012. He also has served as director of Domo, Inc. since September 2019 and director and chairman of Stance, Inc., an apparel company, since co-founding Stance in 2009, and previously served as Stance’s Chief Executive Officer from 2009 until September 2019. Prior to co-founding Stance, Mr. Kearl served as chief marketing officer of LogoWorks, a graphic design company, from 2004 until LogoWorks’ acquisition by HP Inc. in 2007, after which he continued to serve at HP as a director of strategy and new ventures. Mr. Kearl has also invested in and served on the board of directors of several private companies since 2001. Mr. Kearl holds a B.A. in marketing from Brigham Young University. Mr. Kearl was selected as an Entrepreneur of the Year in Orange County by Ernst & Young in 2019 and as a Director of the Year by the Forum of Corporate Directors in 2012. Mr. Kearl was selected to serve on our board of directors because of his venture capital, product marketing and product strategy experience, all of which are expected to bring valuable insight to the board of directors.

Ms. Jennifer Rubio has served as an independent director on our board of directors since January 2021. Ms. Rubio is the co-founder and President of JRSK, Inc. (d/b/a Away), a D2C lifestyle brand that creates luggage and other travel products. Before she cofounded Away in 2015, Ms. Rubio served as Global Head of Innovation for All Saints Retail Limited from August 2013 to October 2014. From August 2011 to August 2013, Ms. Rubio served as Head of Social Media for JAND, Inc. (d/b/a Warby Parker). Prior to joining Warby Parker, Ms. Rubio held various marketing and social media positions, working for brands on the agency side and in-house. Ms. Rubio was an adjunct professor at Miami Ad School from 2010 to 2011 and has been a guest lecturer at New York University, Wharton School of the University of Pennsylvania, University of Southern California, and Harvard University. Ms. Rubio was selected to serve on our board of directors because of her D2C, product strategy and marketing experience, all of which are expected to bring valuable insight to the board of directors.

Ms. Colette Taylor has served as an independent director on our board of directors since January 2021. Ms. Taylor is a member of the Board of Directors and Audit Committee of Partners in Care Trust Co., a $160 million Trust Bank providing fiduciary and care management services. Ms. Taylor is also a Board Member and Chair of the Audit Committee of Guardianship Services of Seattle Trust Co., a $300 million Trust Bank and certified professional guardian agency, which provides financial management and care and property management services. From 2005 to 2020, Ms. Taylor served as CEO, President and Chair of Russell Investment Trust Company. She was responsible for the $50 billion Washington State charted Trust Bank. Ms. Taylor holds a Master of Business Administration degree from City University in Seattle, Washington, and Bachelor’s in Business Administration from Western Washington University. She currently is the chair of Goodwill’s Olympic & Rainier Region. Ms. Taylor was selected to serve on our Board of Directors because of her extensive experience supervising regulatory filings, supervising financial reporting and improving internal controls, all of which are expected to bring valuable insight to the board of directors.

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

Audit Committee

The members of our audit committee are Jeff Kearl, Jennifer Rubio and Colette Taylor. Colette Taylor serves as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Colette Taylor qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. The audit committee has the following purposes and principal functions:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Jeff Kearl, Jennifer Rubio and Colette Taylor. Jennifer Rubio serves as chairman of the compensation committee. The compensation committee has the following purposes and responsibilities:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Jeff Kearl, Jennifer Rubio and Colette Taylor. Jeff Kearl serves as chair of the nominating and corporate governance committee. The nominating and corporate governance committee has the following purposes and responsibilities:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance policies;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

In addition, we have the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “—Directors and Executive Officers.”
●	Our initial stockholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 24 months after the closing of our IPO or during any Extension Period. However, if our initial stockholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of shares of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the shares of common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and directors and officers may directly or indirectly own shares of common stock and warrants, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors, officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Michael Jones	Science Partners Management, LLC	Venture Operating Company	Managing Director
	Science Strategic Acquisition Corp. Bravo	Special Purpose Acquisition Company	Chief Executive Officer and Chairman of the Board of Directors
	Science Strategic Acquisition Corp. Charlie	Special Purpose Acquisition Company	Chief Executive Officer and Chairman of the Board of Directors
	Blip Technologies	Automotive Tech	Director
	Biite	Food Marketplace	Director
	Arrive Outdoors, Inc.	Outdoor Lifestyle	Director
	DogDrop, Inc.	Pet sitting Membership	Director
	Empirical IVS	Innovative Beverage Company	Director
	Faraday Labs, Inc. (dba Lambs)	Protective Fabrics	Director
	Heavy Sound	Music Artist Discovery and Distribution	Director
	Hello Me	Fintech	Director
	Hopscotch	D2C Innovative Education	Director
	ICO Watchdog, Inc.	Blockchain Information Products	Director
	La Mend Inc. (dba The Good Patch)	D2C Wellness	Director
	Mammouth Media, Inc.	Mobile App Developer	Director
	Off Limits	D2C Food	Director
	Pray, Inc.	D2C Spiritual and Wellness	Director
	SaMo Health Inc. (dba Kyoku)	D2C Performance (Protein)	Director
	Stunner	D2C Home Services	Director
	Springrole, Inc.	Employment Verification	Director
	Super Computer, Inc.	Consumer Mobile Entertainment	Director
	Supplying Demand, Inc. (dba Liquid Death)	Beverage	Director
	Zen App, Inc.	Consumer Wellness	Director
	Benefits Hub, Inc.	Employee Benefits	Director
Peter Pham	Science Partners Management, LLC	Venture Operating Company	Managing Director
	Science Strategic Acquisition Corp. Bravo	Special Purpose Acquisition Company	President
	Science Strategic Acquisition Corp. Charlie	Special Purpose Acquisition Company	President

Thomas Dare	Science Partners Management, LLC	Venture Operating Company	Managing Director
	Science Strategic Acquisition Corp. Bravo	Special Purpose Acquisition Company	Chief Financial Officer & Secretary
	Science Strategic Acquisition Corp. Charlie	Special Purpose Acquisition Company	Chief Financial Officer & Secretary
	PlayVS, Inc.	ESports	Director
	Empirical AsP	Innovative Beverage Company	Director
Greg Gilman	Science Partners Management, LLC	Venture Operating Company	Managing Director

Individual	Entity	Entity’s Business	Affiliation
	Science Strategic Acquisition Corp. Bravo	Special Purpose Acquisition Company	Director
	Science Strategic Acquisition Corp. Charlie	Special Purpose Acquisition Company	Director
	Protego Trust Company	Financial Institution	Director
	RxVantage, Inc.	Healthcare Information	Director
	Mammouth Media	Mobile App Developer	Director
	Science Blockchain Pte Ltd	Digital Asset Issuer	Director

Priscilla Guevara	Science Partners Management, LLC	Venture Operating Company	Affiliate/Employee
	Science Strategic Acquisition Corp. Bravo	Special Purpose Acquisition Company	Global Head of Investor Relations
	Science Strategic Acquisition Corp. Charlie	Special Purpose Acquisition Company	Global Head of Investor Relations
	James Beard Foundation	Culinary Arts	Development Committee

April Henry	Science Partners Management, LLC	Venture Operating Company	Affiliate/Employee
	Science Strategic Acquisition Corp. Bravo	Special Purpose Acquisition Company	Executive Vice President, Corporate Development
	Science Strategic Acquisition Corp. Charlie	Special Purpose Acquisition Company	Executive Vice President, Corporate Development
	S4 Capital, PLC	Digital Advertising	Special Advisor
	cmorq, Inc.	Digital Asset Audit & Analytics	Director
	Hawkeye Digital, LLC	Management Consulting	Founder & Managing Partner
	EQUELL, Inc.	Digital Wellness & Rewards	Co-founder & Strategic Advisor
	Saana	Healthcare Technology	Strategic Advisor
	Cinq-Zero-Cinq Ltd (dba Double Vision)	Specialty Apparel	Strategic Advisor

Jeff Kearl	Pelion Venture Partners	Venture Capital	Managing Director
	Precedent Investments	Venture Capital	Managing Director
	Domo, Inc.	Cloud Software	Director
	Stance, Inc.	Apparel	Co-founder, Director & Chairman

Jennifer Rubio	JRSK, Inc. (d/b/a Away)	D2C lifestyle	Co-founder & President

Colette Taylor	Partners in Care Trust Co.	Fiduciary & Care Management Services	Director & Audit Committee Member
	Guardianship Services of Seattle Trust Co.	Financial Management Services	Director & Audit Committee Member
	Science Strategic Acquisition Corp. Bravo	Special Purpose Acquisition Company	Director, Chair of the Audit Committee, Compensation Committee Member and Nominating and Corporate Governance Committee Member
	Science Strategic Acquisition Corp. Charlie	Special Purpose Acquisition Company	Director, Chair of the Audit Committee, Compensation Committee Member and Nominating and Corporate Governance Committee Member
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

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on January 28, 2021, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made by us to our sponsor, directors, officers or our or any of their respective affiliates. In January 2021, our sponsor transferred 46,000 founder shares to each of Jeff Kearl, Jennifer Rubio and Colette Taylor, our independent directors.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of April 11, 2022, regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

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

	Class A Common Stock		Class B Common Stock
					Approximate
	Number of	Approximate	Number of	Approximate	Percentage of
	Shares	Percentage	Shares	Percentage	Outstanding
	Beneficially	of	Beneficially	of	Common
Name and address of beneficial owner(1)	Owned	Class	Owned	Class	Stock
SSAC Alpha Sponsor, LLC (our sponsor)(2)	—	—	7,596,900	97.9%	19.6%
Michael Jones	100	*	—	—	*
Peter Pham	—	—	—	—	—
Greg Gilman	—	—	—	—	—
Thomas Dare	—	—	—	—	—
Priscilla Guevara	—	—	—	—	—
April Henry	—	—	—	—	—
Jeff Kearl	—	—	55,200	*	*
Jennifer Rubio	—	—	55,200	*	*
Colette Taylor	—	—	55,200	*	*
All officers and directors as a group (nine individuals)	100	*	165,600	2.1%	*
Glazer Capital, LLC(3)	1,815,962	5.8%	—	—	4.7%
*	Less than one percent.
(1)	This table is based on 38,812,500 shares of common stock outstanding as of April 11, 2022. Beneficial ownership is determined in accordance with the rules of the SEC. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise noted, the business address of each of the following entities or individuals is c/o Science Strategic Acquisition Corp. Alpha, 1447 2nd St, Santa Monica, CA 90401.
(2)	SSAC Alpha Sponsor, LLC, our sponsor, is the record holder of the shares of our Class B common stock reported herein. Michael Jones, Peter Pham, Greg Gilman and Thomas Dare share voting and investment control over shares held by our sponsor by virtue of their shared control over Science Partners Management, LLC, the sole manager of our sponsor.
(3)	Beneficial ownership is as of December 31, 2021 as reflected in a statement on Schedule 13G filed by Glazer Capital, LLC (“Glazer Capital”) and Paul J. Glazer. According to such Schedule 13G, the shares reported above are held by certain funds and managed accounts to which Glazer Capital serves as investment manager and Paul J. Glazer serves as the managing member of Glazer Capital. According to such Schedule 13G, Glazer Capital and Mr. Glazer have shared voting power and shared dispositive power over the shares reported above. The principal business address of Glazer Capital and Paul J. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

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

On January 25, 2021, we effected a stock dividend with respect to the founder shares of 1,293,750 shares thereof, resulting in our initial stockholders holding an aggregate of 7,762,500 founder shares. Our initial stockholders collectively owned 20% of our issued and outstanding shares after the IPO.

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

For the Period
from
	January 1, 2021	October 22, 2020
	through	(inception) through
	December 31, 2021	December 31, 2020
Audit Fees(1)	$108,331	$42,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$108,331	$42,500
(1) Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, review of financial statements included in the registrant’s Quarterly Reports on Form 10-Q, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2) Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
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

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 of the Company’s Annual Report on Form 10-K filed with the SEC on April 7, 2021)
10.1	Promissory Note, dated October 29, 2020, issued to SSAC Alpha Sponsor, LLC (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Registrant on January 8, 2021)
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

Exhibit Number	Description of Exhibit
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
101*

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statement of Changes in Stockholders’ Deficit, (iv) Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

*Filed herewith

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENCE STRATEGIC ACQUISITION CORP. ALPHA

By:	/s/ Michael Jones
Michael Jones
Chief Executive Officer and Chairman of the Board of Directors

Date:	April 12, 2022

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

Signature	Title	Date
/s/ Michael Jones	Chief Executive Officer and Chairman of the Board of Directors	April 12, 2022
Michael Jones

/s/ Thomas Dare	Chief Financial Officer (principal financial and accounting officer)	April 12, 2022
Thomas Dare

/s/ Greg Gilman	Director	April 12, 2022
Greg Gilman

/s/ Jeff Kearl	Director	April 12, 2022
Jeff Kearl

/s/ Jennifer Rubio	Director	April 12, 2022
Jennifer Rubio

/s/ Colette Taylor	Director	April 12, 2022
Colette Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Science Strategic Acquisition Corp. Alpha

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Science Strategic Acquisition Corp. Alpha (the “Company”) as of December 31, 2021 and December 31, 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from October 22, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from October 22, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph—Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's business plan is dependent on the completion of a business combination, and the Company's cash and working capital deficit as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2020.

Costa Mesa, California

April 12, 2022

Auditor ID Number 688.

SCIENCE STRATEGIC ACQUISITION CORP. ALPHA

BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$346,319	$20,000
Prepaid expenses - current	337,104	—
Total Current Assets	683,423	20,000
Deferred offering costs	—	183,912
Prepaid expenses - noncurrent	27,689	—
Marketable securities held in Trust Account	310,544,829	—
TOTAL ASSETS	$311,255,941	$203,912

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued offering costs	$70,000	$151,812
Accrued offering cost - related party	—	27,100
Accrued Expenses	1,565,635	5,000
Total Current Liabilities	1,635,635	183,912
Non-current liabilities:
Warrant liability	8,544,600	—
Deferred underwriting fee payable	10,867,500	—
Total Non-current Liabilities	19,412,100	—
TOTAL LIABILITIES	21,047,735	183,912

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 31,050,000 and -0- shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	310,500,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; none issued and outstanding (excluding 31,050,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized;7,762,500 shares issued and outstanding	776	776
Additional paid-in capital	—	24,224
Accumulated deficit	(20,292,570)	(5,000)
Total Stockholders’ (Deficit) Equity	(20,291,794)	20,000
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$311,255,941	$203,912

The accompanying notes are an integral part of the financial statements.

SCIENCE STRATEGIC ACQUISITION CORP. ALPHA

STATEMENTS OF OPERATIONS

	For the period from
	January 1, 2021	October 22, 2020
	Through	(Inception) Through
	December 31,	December 31,
	2021	2020
Operating costs	$2,947,220	$5,000
Loss from operations	$(2,947,220)	$(5,000)

Other income:
Gain on marketable securities held in Trust Account	31,744	—
Dividend income	13,085	—
Change in fair value of warrant liability	3,061,166	—
Other income, net	3,105,995	—

Income (loss) before provision for income taxes	158,775	(5,000)
Provision for income taxes	—	—
Net Income (Loss)	$158,775	$(5,000)

Weighted average shares outstanding of redeemable Class A common stock	28,589,754	—

Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.00	$—

Weighted average shares outstanding of non-redeemable Class B common stock	7,682,275	6,750,000

Basic and diluted net income (loss) per share, non-redeemable Class B common stock	$0.00	$(0.00)

The accompanying notes are an integral part of the financial statements.

SCIENCE STRATEGIC ACQUISITION CORP. ALPHA

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A common stock
	Subject to possible		Class B		Additional		Total
	Redemption		common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — October 22, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	7,762,500	776	24,224	—	25,000
Net loss	—	—	—	—		(5,000)	(5,000)
Balance – December 31, 2020	—	—	7,762,500	776	24,224	(5,000)	20,000
Issuance of 31,050,000 Units	31,050,000	285,869,697	—	—	—	—	—
Proceeds received in excess of fair value of public warrants	—	—	—	—	4,159,734	—	4,159,734
Remeasurement of Class A common stock subject to possible redemption	—	24,630,303	—	—	(4,183,958)	(20,446,345)	(24,630,303)
Net income	—	—	—	—	—	158,775	158,775
Balance — December 31, 2021	31,050,000	$310,500,000	7,762,500	$776	$—	$(20,292,570)	$(20,291,794)

The accompanying notes are an integral part of the financial statements.

SCIENCE STRATEGIC ACQUISITION CORP. ALPHA

STATEMENTS OF CASH FLOWS

	For the Period From
	January 1, 2021	October 22, 2020
	Through	(Inception) Through
	December 31,	December 31,
	2021	2020
Cash Flows Used in Operating Activities:
Net operating income (loss)	$158,775	$(5,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized gain on marketable securities held in Trust Account	(44,829)	—
Change in fair value of warrant liabilities	(3,061,166)	—
Warrant issuance costs	420,743	—
Changes in operating assets and liabilities:
Prepaid expenses	(364,794)	—
Accounts payable and accrued expenses	1,560,635	5,000
Net cash used in operating activities	(1,330,636)	—

Cash Flows from Investing Activities
Investment of cash in Trust Account	(310,500,000)	—
Net cash used in investing activities	(310,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	304,290,000	—
Proceeds from the sale of Private Placement Warrants	8,210,000	—
Proceeds from promissory note — related party	300,000	—
Repayment of promissory note — related party	(300,000)	—
Payment of offering costs	(343,045)	(5,000)
Net cash provided by financing activities	312,156,955	20,000

Net Change in Cash	326,319	20,000
Cash—Beginning of period	20,000	—
Cash—End of period	$346,319	$20,000

Supplemental Non-Cash Investing and Financing Activities:
Initial fair value of warrant liability	$11,605,766	$—
Deferred offering costs included in accrued offering costs	$70,000	$178,912
Initial classification of Class A common stock subject to possible redemption	$285,869,697	—
Remeasurement of Class A common stock subject to possible redemption	$24,630,303	$—
Income taxes paid	$800	$—

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

Sponsor and Initial Financing

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from October 22, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and non-operating income or expense from the change in the fair value of warrant liabilities.

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

The Trust Account

Of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account (the “Trust Account”). The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the trust account until the earliest of: (1) the Company’s completion of a Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering which closed on January 28, 2021 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of the Company’s Public Shares if the Company has not completed a Business Combination by January 28, 2023 subject to applicable law. Based on current interest rates, the Company expects that interest earned on the trust account will be sufficient to pay taxes.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2021 and December 31, 2020, the Company had $346,319 and $20,000 in cash, respectively, and a working capital deficit of $924,523 and $163,912, respectively.

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these financial statements. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s cash flow deficit raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Significant accounting estimates include the fair value of warrant liabilities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 or December 31, 2020.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. Approximately $17.1 million of the offering costs were related to the issuance of Class A common stock and charged to stockholders’ equity and approximately $0.4 million of the offering costs were related to the warrant liabilities and charged to the statements of operations.

Marketable Securities Held in Trust Account

At December 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in United States Treasury securities. Through December 31, 2021, the Company has not withdrawn any monies from the Trust Account. The Trust Account was not open as of December 31, 2020.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 or December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from October 22, 2020 (inception) through December 31, 2020. See Note 10 for the income tax provision for the period from January 1, 2021 through December 31, 2021.

Net (Income) Loss Per Common Stock

Net (income) loss per common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in compliance with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The remeasurement associated with the redeemable Class A common stock is excluded from income (loss) per share as the redemption value approximates fair value. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 15,823,333 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods presented.

The Company’s statement of operations includes a presentation of net income (loss) per share of Class A common stock subject to possible redemption and non-redeemable Class B common stock and allocates the net income (loss) into the two classes of stock in calculating net income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the net loss by the weighted average number of shares of Class A common stock subject to possible redemption outstanding. Net loss per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Period From
	January 1, 2021	October 22, 2020
	Through	(Inception) Through
	December 31, 2021	December 31, 2020
Class A common stock subject to possible redemption
Numerator: Earnings attributable to Class A common stock subject to possible redemption
Net income (loss)	$125,147	$—
Net earnings (loss) attributable to Class A common stock subject to possible redemption	$125,147	$—
Denominator: Weighted average shares of Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	28,589,754	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$—

Non-Redeemable Class B common stock
Numerator: Earnings attributable to Class B common stock
Net income (loss)	$33,628	$(5,000)
Non-redeemable net earnings (loss)	$33,628	$(5,000)
Denominator: Weighted average shares of non-redeemable Class B common stock
Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	7,682,275	6,750,000
Basic and diluted net earnings (loss) per share, non-redeemable Class B common stock	$0.00	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Warrants Exercisable for Class A Common Stock

The Company accounted for the 15,823,333 warrants issued in connection with the Initial Public Offering and the Private Placement Warrants (collectively, the “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the Warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

As of December 31, 2021, the Class A common stock subject to possible redemption, classified as temporary equity in the balance sheet, is reconciled in the following table:

Gross proceeds from initial public offering	$310,500,000
Less:
Proceeds allocated to public warrants	(7,555,500)
Offering costs allocated to Class A common stock subject to possible redemption	(17,074,803)
Plus:
Re-measurement on Class A common stock subject to possible redemption amount	24,630,303
Class A common stock subject to possible redemption, December 31, 2021	$310,500,000

Recently Issued Accounting Standards

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

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

NOTE 4 — PRIVATE PLACEMENT

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On October 29, 2020, the Sponsor purchased 6,468,750 Founder Shares for an aggregate purchase price of $25,000. On January 25, 2021, the Company effected a stock dividend of 1,293,750 shares of Class B common stock to holders of Class B common stock on a pro rata basis based on their holdings, resulting in the Company’s initial stockholders holding an aggregate of 7,762,500 shares of Class B common stock (see Note 7). All share and per-share amounts have been retroactively restated to reflect the stock dividend.

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

Administrative Services Agreement

The Company entered into an agreement pursuant to which it pays an affiliate of the Sponsor $10,000 per month for office space, administrative and support commencing on the date that securities of the Company were first listed on the Nasdaq Capital Market. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

Related Party Loans

The Company had an affiliated company pay for certain offering costs which totaled $27,100 as of December 31, 2020 and is included in accrued offering costs.

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

Underwriting Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $10,867,500 in the aggregate. Pursuant to the terms of the underwriting agreement, the deferred fee will be waived by the underwriter in the event that the Company does not complete a Business Combination by January 28, 2023.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and December 31, 2020, there were no shares of Class A common stock issued and outstanding, excluding 31,050,000 and zero shares of Class A common stock subject to possible redemption which are presented as temporary equity, respectively.

Class B Common Stock — The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and December 30, 2020, there were 7,762,500 shares of Class B common stock issued and outstanding.

Holders of Class B common stock have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The Class B common stock will automatically convert into Class A common stock at the time of the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Founder Shares will convert into Class A common stock will be adjusted (subject to waiver by holders of a majority of the Class B common stock) so that the number of shares of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the common stock issued and outstanding upon completion of the Initial Public Offering plus the number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in a Business Combination.

NOTE 8 — WARRANTS

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

Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of shares of the Class A common stock for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant).

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

The Warrants are not considered to be indexed to the Company’s stock price. In accordance with ASC 815, the warrants were classified as a liability in the total amount of $11.6 million at January 28, 2021. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of December 31, 2021 and December 31, 2020 the fair value of the warrant liability was $8,544,600 and zero, respectively.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents fair value information as of December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management’s judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability is classified within Level 3 of the fair value hierarchy. The Company transferred the fair value of Public Warrants from a Level 3 measurement to a Level 1 measurement during the period from January 1, 2021 through December 31, 2021.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$310,544,829	$—	$—
Liabilities
Public Warrants	$5,589,000	$—	$—
Private Placement Warrants	$—	$—	$2,955,600

The following table is a rollforward of changes in Level 3 fair value measurements:

		Private	Total Level 3
	Public	Placement	Fair Value
	Warrants	Warrants	Measurements
Derivative warrant liabilities at October 22, 2020 (inception)	$—	$—	$—
Initial fair value at issuance of Public Warrants and Private Placement Warrants	7,555,500	4,050,266	11,605,766
Change in fair value	(1,966,500)	(1,094,466)	(3,061,166)
Transfer of Public Warrants to Level 1 measurement	(5,589,000)	—	(5,589,000)
Level 3 derivative warrant liabilities as of December 31, 2021	$—	$2,955,600	$2,955,600

Measurement

At December 31, 2021, the Company’s warrant liability was valued at $8,544,600. Under the guidance in Subtopic 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The Warrants were initially valued using a Monte Carlo simulation model, with the observable assumptions as provided in the table below. Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement. Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the closing price of the Public Warrant was used as the fair value for the Public Warrants as of each relevant date and the Private Placement Warrants are valued using a Monte Carlo simulation model.

The key inputs into the Monte Carlo simulation model formula were as follows at January 28, 2021 and December 31, 2021:

	January 28, 2021		December 31, 2021
	Private		Private
	Placement	Public	Placement
Input	Warrants	Warrants	Warrants
Ordinary shares price	$9.76	$9.76	$9.75
Exercise price	$11.50	$11.50	$11.50
Risk-free rate of interest	0.57%	0.57%	1.34%
Volatility	14.0%	14.0%	9.1%
Term	5.93	5.93	6.00
Warrant to buy one share (unadjusted for the probability of dissolution)	$0.84	$0.83	$0.54
Warrant to buy one share (adjusted for the probability of dissolution)	$0.74	$0.73	$0.54
Dividend yield	0.00%	0.00%	0.00%

NOTE 10 — INCOME TAX

The Company’s net deferred tax assets at December 31, 2021 is as follows:

December 31,
2021
Start up costs	$488,560
Net operating loss carryforward	32,586
Deferred tax assets	521,146
Valuation allowance	(521,146)
Net deferred tax asset	$—

The income tax provision for the year ended December 31, 2021 consists of the following:

December 31,
2021
Current expense (benefit)
Federal	$—
State	800
Deferred expense (benefit)
Federal	(521,146)
State	—
Change in Valuation Allowance	521,146
Income tax benefit	$800

As of December 31, 2021, the Company has federal net operating loss carryforwards of $32,586 that may be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $521,146.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

December 31,
2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.5%
Change in fair value of warrant liabilities	(404.9)%
Unrealized gain on marketable securities	0.0%
Change in fair value of Class A common stock subject to possible redemption	0.0%
Transaction costs related to warrant liabilities	55.6%
Change in valuation allowance	328.2%
Income tax benefit	0.5%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value of warrants and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2021 remain open and subject to examination. The Company considers California to be a significant state tax jurisdiction.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the audited balance sheet date through the date that the audited financial statements were available to be issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.