Form 10-Q
period 2022-03-31
Science Strategic Acquisition Corp. Alpha
filed 2022-05-24
CIK 1830547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 23, 2022, the Registrant had 31,050,000 shares of Class A common stock, par value $0.0001 per share, and 7,762,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

SCIENCE STRATEGIC ACQUISITION CORP. ALPHA

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Science Strategic Acquisition Corp. Alpha

Condensed Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$346,319	$346,319
Prepaid expenses - current	329,018	337,104
Total Current Assets	675,337	683,423
Noncurrent assets
Marketable securities held in Trust Account	310,549,167	310,544,829
Prepaid expenses – noncurrent	—	27,689
Total Noncurrent Assets	310,549,167	310,572,518
TOTAL ASSETS	$311,224,504	$311,255,941

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs	$—	$70,000
Related party payables	563,944	250,000
Accrued expenses	1,353,786	1,315,635
Total Current Liabilities	1,917,730	1,635,635
Noncurrent liabilities
Warrant liability	3,481,133	8,544,600
Deferred underwriting fee payable	10,867,500	10,867,500
Total Noncurrent Liabilities	14,348,633	19,412,100
Total Liabilities	16,266,363	21,047,735

Commitments and Contingencies (Note 7)

Class A Common stock subject to possible redemption, 31,050,000 shares at redemption value as of March 31, 2022 and December 31, 2021	310,500,000	310,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 400,000,000 shares authorized; none issued and outstanding (excluding 31,050,000 shares subject to possible redemption)	—	—
Class B Common stock, $0.0001 par value; 40,000,000 shares authorized; 7,762,500 shares issued and outstanding	776	776
Additional paid-in capital	—	—
Accumulated deficit	(15,542,635)	(20,292,570)
Total Stockholders’ Deficit	(15,541,859)	(20,291,794)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$311,224,504	$311,255,941

See accompanying notes to interim condensed financial statements (unaudited).

Science Strategic Acquisition Corp. Alpha

Condensed Statements of Operations

(unaudited)

	For the
	Three Months Ended
	March 31,
	2022	2021
Operating expenses	$317,870	$517,629
Loss from operations	(317,870)	(517,629)

Other income:
Unrealized gain on marketable securities held in Trust Account	4,338	27,970
Change in fair value of warrant liability	5,063,467	2,057,033
Total other income	5,067,805	2,085,003

Net income	$4,749,935	$1,567,374

Basic and diluted weighted average shares outstanding of redeemable Class A common stock	31,050,000	21,154,945

Basic and diluted net income per share, redeemable Class A common stock	$0.12	$0.05

Basic and diluted weighted average shares outstanding of nonredeemable Class B common stock	7,762,500	7,439,835

Basic and diluted net income per share, nonredeemable Class B common stock	$0.12	$0.05

See accompanying notes to interim condensed financial statements (unaudited).

Science Strategic Acquisition Corp. Alpha

Condensed Statements of Changes in Stockholders’ Deficit

(unaudited)

	Class A Common
	Stock Subject to		Class B		Additional		Total
	Possible Redemption		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021 (audited)	31,050,000	$310,500,000	7,762,500	$776	$—	$(20,292,570)	$(20,291,794)
Net income	—	—	—	—	—	4,749,935	4,749,935
Balance — March 31, 2022 (unaudited)	31,050,000	$310,500,000	7,762,500	$776	$—	$(15,542,635)	$(15,541,859)

	Class A Common
	Stock Subject to		Class B		Additional		Total
	Possible Redemption		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020 (audited)	—	$—	7,762,500	$776	$24,224	$(5,000)	$20,000
Issuance of 31,050,000 Units	31,050,000	285,869,697	—	—	—	—	—
Proceeds received in excess of fair value of public warrants	—	—	—	—	4,159,734	—	4,159,734
Remeasurement of Class A common stock subject to possible redemption	—	24,630,303	—	—	(4,183,958)	(20,446,345)	(24,630,303)
Net income	—	—	—	—	—	1,567,374	1,567,374
Balance — March 31, 2021 (unaudited)	31,050,000	$310,500,000	7,762,500	$776	$—	$(18,883,971)	$(18,883,195)

See accompanying notes to interim condensed financial statements (unaudited).

Science Strategic Acquisition Corp. Alpha

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows used in Operating Activities:
Net income	$4,749,935	$1,567,374
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(4,338)	(27,970)
Change in fair value of warrant liabilities	(5,063,467)	(2,057,033)
Warrant issuance costs	—	420,743
Changes in operating assets and liabilities:
Prepaid expenses, net of amortization	35,775	(671,498)
Related party payables	313,944	—
Accrued offering costs	(70,000)	—
Accrued expenses	38,151	(4,323)
Net cash used in operating activities	—	(772,707)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(310,500,000)
Net cash used in investing activities	—	(310,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	304,290,000
Proceeds from the sale of Private Placements Warrants	—	8,210,000
Proceeds from promissory note — related party	—	300,000
Repayment of promissory note — related party	—	(300,000)
Payment of offering costs	—	(278,045)
Net cash provided by financing activities	—	312,221,955

Net Change in Cash	—	949,248
Cash — Beginning of period	346,319	20,000
Cash — End of period	$346,319	$969,248

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$285,869,697
Remeasurement of Class A common stock subject to possible redemption	$—	$24,630,303
Initial fair value of warrant liability	$—	$11,605,766
Deferred offering costs included in accrued offering costs	$—	$135,000

See accompanying notes to interim condensed financial statements (unaudited).

Science Strategic Acquisition Corp. Alpha

Notes to Interim Condensed Financial Statements

(unaudited)

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

Sponsor and Initial Financing

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, and non-operating income or expenses from the change in fair value of warrant liabilities.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had $346,319 cash held outside of the Trust Account and a working capital deficit of $1,242,393.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for the issuance of Founder Shares (as discussed in Note 6), and a loan from the Sponsor of $300,000 under the Promissory Note (as discussed in Note 6). The Company repaid the Promissory Note in full on February 2, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the private placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as discussed in Note 6). As of March 31, 2022, there were no working capital loans outstanding.

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. Management believes that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of these financial statements. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s cash flow deficit and the liquidation date of January 28, 2023 being within twelve months from the issuance of these financial statements raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company's financial statements as of March 31, 2022, management identified an error made in its historical financial statements where, warrant issuance costs were incorrectly included within the financing activities section of the Statement of Cash Flows as of March 31, 2021. The Company revised the Condensed Statements of Cash Flows by reclassifying warrant issuance costs from financing activities to operating activities for the three months ended March 31, 2021.

The impact of the revision on the Company's Condensed Statements of Cash Flows is reflected in the following table:

	As Previously Reported	As Revised
	For the Three Months Ended	For the Three Months Ended
	March 31, 2021	March 31, 2021
Cash Flows Used in Operating Activities:
Warrant issuance costs	—	420,743
Net cash used in operating activities	(1,193,450)	(772,707)
Cash Flows From Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	304,710,744	304,290,000
Net cash provided by financing activities	312,642,698	312,221,955

There is no impact to the reported amounts for total assets, total liabilities, or net income.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 12, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is either not an emerging growth company or an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

Marketable Securities Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest in United States Treasury securities. Through March 31, 2022, the Company has not withdrawn any monies from the Trust Account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022.

Net Income per Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period in compliance with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings per Share”. The remeasurement associated with the redeemable Class A common stock is excluded from income per share as the redemption value approximates fair value. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 15,823,333 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The Company’s statement of operations includes a presentation of net income per share of Class A common stock subject to possible redemption and non-redeemable Class B common stock and allocates the net income into the two classes of stock in calculating net income. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the net income by the weighted average number of Class A common stock subject to possible redemption outstanding. Net income per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income by the weighted average number of Class B non-redeemable common stock outstanding for the period. As of March 31, 2022 and March 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercisable or converted to shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended
	March 31,
	2022	2021
Class A common stock subject to possible redemption
Numerator: Income attributable to Class A Common Stock subject to possible redemption
Net income	$3,799,948	$1,159,857
Net income attributable to Class A common stock subject to possible redemption	$3,799,948	$1,159,857
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	31,050,000	21,154,945
Basic and diluted net income per share, Class A Common Stock subject to possible redemption	$0.12	$0.05

Non-Redeemable Class B Common Stock
Numerator: Income attributable to Class B common stock
Net income	$949,987	$407,517
Non-redeemable net income	$949,987	407,517
Denominator: Weighted average shares of non-redeemable Class B common stock
Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	7,762,500	7,439,835
Basic and diluted net income per share, non-redeemable Class B common stock	$0.12	$0.05

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Warrants Exercisable for Class A Common Stock

The Company accounted for the 15,823,333 warrants issued in connection with the Initial Public Offering and the Private Placement Warrants (collectively, the “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the Warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

At March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds from initial public offering	$310,500,000
Less:
Proceeds allocated to public warrants	(7,555,500)
Offering costs allocated to Class A common stock subject to possible redemption	(17,074,803)
Add:
Remeasurement on Class A common stock subject to possible redemption amount	24,630,303
Class A common stock subject to possible redemption	$310,500,000

Recent Accounting Pronouncements

In August 2020, FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On October 29, 2020, the Sponsor purchased 6,468,750 shares of Class B common stock for an aggregate purchase price of $25,000. On January 25, 2021, the Company effected a stock dividend of 1,293,750 shares of Class B common stock to holders of Class B common stock on a pro rata basis based on their holdings, resulting in the Company’s initial stockholders holding an aggregate of 7,762,500 shares of Class B common stock (see Note 8). All share and per-share amounts have been retroactively restated to reflect the stock dividend.

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

Administrative Services Agreement

The Company agreed, commencing on the date that securities of the Company were first listed on the Nasdaq Capital Market through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. The Company and the affiliate of the Sponsor canceled the Administrative Services Agreement effective March 31, 2022 as the affiliate of the Sponsor agreed to waive the monthly payments. No amounts have been accrued or paid for the period from the commencement date through March 31, 2022.

Related Party Payables

The Company had an affiliate of the Sponsor pay for certain costs which totaled $563,944 and $0 as of March 31, 2022 and March 31, 2021.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,867,500 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination by January 28, 2023, subject to the terms of the underwriting agreement.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 31,050,000 shares of Class A common stock subject to possible redemption, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 7,762,500 shares of Class B common stock issued and outstanding.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement governing the Warrants (the “Warrant Agreement”). The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However except as described below, the warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination by January 28, 2023 or during an Extension Period and the Company liquidates the funds held in the Trust Account, holders of the warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution form the Company’s assets held outside the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

The Warrants are not considered to be indexed to the Company’s stock price. In accordance with ASC 815, the warrants were classified as a liability in the total amount of $11.6 million at January 28, 2021. In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2022 and December 31, 2021, the fair value of the warrant liability was $3,481,133 and $8,544,600, respectively.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents fair value information at March 31, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management’s judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrants liability is classified within Level 3 of the fair value hierarchy. There was no transfer of fair value measurements between levels of the fair value hierarchy for the three months ended March 31, 2022.

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in Trust Account	$310,549,167	$—	$—
Liabilities
Public Warrants	$2,277,000	$—	$—
Private Placement Warrants	$—	$—	$1,204,133

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$310,544,829	$—	$—
Liabilities
Public Warrants	$5,589,000	$—	$—
Private Placement Warrants	$—	$—	$2,955,600

Measurement

At March 31, 2022, the Company’s warrant liability was valued at $3,481,133. Under the guidance in Subtopic 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded as a liability on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The Warrants were initially valued using a Monte Carlo simulation model, with the observable assumptions as provided in the table below. Significant increases in the expected stock prices and expected liquidity would result in a significantly higher fair value measurement. Significant increases in either the probability or severity of default of the host instrument would result in a significantly lower fair value measurement. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the closing price of the Public Warrants was used as the fair value for the Public Warrants as of each relevant date. The Private Placement Warrants are valued using a Monte Carlo simulation model at each reporting period.

The key inputs into the Monte Carlo simulation model formula utilized to value the Private Placement Warrants were as follows at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
Input	2022	2021
Common stock price	$9.81	$9.75
Exercise price	$11.50	$11.50
Risk-free rate of interest	2.38%	1.34%
Volatility	3.3%	9.1%
Term	5.76	6.00
Warrant to buy one share (unadjusted for the probability of dissolution)	$0.22	$0.54
Warrant to buy one share (adjusted for the probability of dissolution)	$0.22	$0.54
Dividend yield	0.00%	0.00%

NOTE 11. INCOME TAX

During the three months ended March 31, 2022, the Company did not record any income tax benefits for the net operating losses incurred due to the uncertainty of realizing a benefit from those items.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and have concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of March 31, 2022 and December 31, 2021.

NOTE 12. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2022. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

For the three months ended March 31, 2022, we had net income of $4.8 million consisting of approximately $5.1 million gain on the change in fair value of warrant liabilities, offset by approximately $0.3 million in general and administrative expenses. For the three months ended March 31, 2021, we had net income of $1.6 million consisting of approximately $2.1 million gain on the change in fair value of warrant liabilities, offset by $0.5 million in general and administrative expenses. Our business activities during the three months ended March 31, 2022 consisted primarily of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have access to additional funds from the Sponsor that, together with cash held outside the Trust Account (as defined below), are sufficient to effect a Business Combination with an operating business by January 28, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. However, there is no assurance that our plans to consummate a Business Combination or raise additional funds will be successful.

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

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $0.4 million in our operating bank account, and working capital deficit of approximately $1.2 million.

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

A total of $310,500,000, comprised of the net proceeds of the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account (the “Trust Account”) at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Transaction costs for the IPO and the sale of the Private Placement Warrants amounted to $17,495,500 consisting of $6,210,000 of underwriting fees, $10,867,500 of deferred underwriting fees and $418,000 of other offering costs. In addition, as of March 31, 2022, approximately $0.346 million of cash was held outside of the Trust Account and is available for working capital purposes.

As of March 31, 2022, we had marketable securities held in the Trust Account of $310,549,167 consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the three months ended March 31, 2022, cash used in operating activities was $0. Net income of $4,749,935 was affected by a gain on the change in fair value of our warrant liability of $5,063,467 and unrealized gain on marketable securities held in the Trust Account of $4,338. Changes in operating assets and liabilities provided $317,870 of cash for operating activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. As of March 31, 2022, there were no amounts outstanding under any such working capital loans.

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. Management believes that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or for a minimum of one year from the date of issuance of the financial statements accompanying this Quarterly Report. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s cash flow deficit and the deadline to consummate an initial Business Combination being within twelve months from the issuance of the financial statements accompanying this Quarterly Report raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements accompanying this Quarterly Report are issued. There is no assurance that the Company’s plans to consummate a Business Combination or raise additional funds will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

We have an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space and administrative and support services provided to the Company. The Company and the affiliate of our Sponsor canceled the agreement effective March 31, 2022 as the affiliate of our Sponsor agreed to waive the monthly payments. No amounts have been accrued or paid for the period from the commencement date through March 31, 2022.

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

Warrant Liabilities

We account for the public warrants and the Private Placement Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) Topic 815 under which the public warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC Subtopic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”) the public warrants and the Private Placement Warrants are not indexed to our common stock in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, we classify the public warrants and the Private Placement Warrants as liabilities at their fair value and adjust the public warrants and the Private Placement Warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The public warrants are valued using the closing price of the public warrants as of each relevant date. The Private Placement Warrants are valued using a Monte Carlo simulation model.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as Stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

We recognize changes in redemption value at the end of each reporting period and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Income Per Common stock

Net income per common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period in compliance with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The remeasurement associated with the redeemable Class A common stock is excluded from income per common stock as the redemption value approximates fair value. The Company has not considered the effect of the warrants sold in the IPO and the 5,473,333 Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

The Company’s statement of operations includes a presentation of net income per Class A common stock subject to possible redemption and non-redeemable Class B common stock and allocates the net income into the two classes of shares in calculating net income per common stock, basic and diluted. For redeemable Class A common stock, net income per common stock is calculated by dividing the net income by the weighted average number of shares of Class A common stock subject to possible redemption outstanding. For non-redeemable Class B common stock, net income per share is calculated by dividing the net income by the weighted average number of shares of nonredeemable Class B common stock outstanding for the period.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to the material weakness described below.

As previously disclosed, our internal control over financial reporting did not result in the proper accounting classification and valuation of complex financial instruments, including warrants and shares subject to possible redemption that were issued in January 2021. Due to its impact on our financial statements, we determined the errors are indicative of a material weakness.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of March 31, 2022 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described above, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Except as described herein, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except for the following:

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially and adversely affect our ability to negotiate and complete our initial business combination and may materially increase the costs and time related thereto.

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

Following our IPO and the sale of the Private Placement Warrants, a total of $310,500,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in the Trust Account. Transaction costs amounted to $17,495,500, consisting of $6,210,000 of underwriting discounts and commissions, $10,867,500 of deferred underwriting discounts commissions and $418,000 of other cash offering costs. In addition, as of March 31, 2022, $0.4 million of cash was held outside of the Trust Account and is available for working capital purposes.

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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Stockholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Science Strategic Acquisition Corp. Alpha

Date: May 23, 2022	By:	/s/ Michael Jones
Mr. Michael Jones
Chief Executive Officer
(principal executive officer)

Date: May 23, 2022	By:	/s/ Thomas Dare
Mr. Thomas Dare
Chief Financial Officer
(principal financial and accounting officer)