Form 10-Q
period 2022-06-30
Science Strategic Acquisition Corp. Alpha
filed 2022-08-17
CIK 1830547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 17, 2022, the Registrant had 31,050,000 shares of Class A common stock, par value $0.0001 per share, and 7,762,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

SCIENCE STRATEGIC ACQUISITION CORP. ALPHA

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Science Strategic Acquisition Corp. Alpha

Condensed Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$511,761	$346,319
Prepaid expenses - current	239,075	337,104
Total Current Assets	750,836	683,423
Noncurrent assets
Marketable securities held in Trust Account	310,780,579	310,544,829
Prepaid expenses - noncurrent	—	27,689
Total Noncurrent Assets	310,780,579	310,572,518
TOTAL ASSETS	$311,531,415	$311,255,941

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs	$—	$70,000
Related party payables	19,244	250,000
Working capital loan payable	750,000	—
Accrued expenses	1,565,164	1,315,635
Total Current Liabilities	2,334,408	1,635,635
Noncurrent liabilities
Warrant liability	1,424,100	8,544,600
Deferred underwriting fee payable	10,867,500	10,867,500
Total Noncurrent Liabilities	12,291,600	19,412,100
Total Liabilities	14,626,008	21,047,735

Commitments and Contingencies (Note 7)

Class A Common stock subject to possible redemption, 31,050,000 shares at redemption value as of June 30, 2022 and December 31, 2021	310,500,000	310,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 400,000,000 shares authorized; none issued and outstanding (excluding 31,050,000 shares subject to possible redemption)	—	—
Class B Common stock, $0.0001 par value; 40,000,000 shares authorized; 7,762,500 shares issued and outstanding	776	776
Additional paid-in capital	—	—
Accumulated deficit	(13,595,369)	(20,292,570)
Total Stockholders’ Deficit	(13,594,593)	(20,291,794)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$311,531,415	$311,255,941

See accompanying notes to interim condensed financial statements (unaudited).

Science Strategic Acquisition Corp. Alpha

Condensed Statements of Operations

(unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses	$341,179	$211,844	$659,049	$729,474
Loss from operations	(341,179)	(211,844)	(659,049)	(729,474)

Other income (expense):
Unrealized gain on marketable securities held in Trust Account	231,412	6,774	235,750	34,744
Change in fair value of warrant liability	2,057,033	(3,986,035)	7,120,500	(1,929,002)
Total other income (expense)	2,288,445	(3,979,261)	7,356,250	(1,894,258)

Net income (loss)	$1,947,266	$(4,191,105)	$6,697,201	$(2,623,732)

Basic and diluted weighted average shares outstanding of redeemable Class A common stock	31,050,000	31,050,000	31,050,000	26,102,473

Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.05	$(0.11)	$0.17	$(0.08)

Basic and diluted weighted average shares outstanding of nonredeemable Class B common stock	7,762,500	7,762,500	7,762,500	7,601,168

Basic and diluted net income (loss) per share, nonredeemable Class B common stock	$0.05	$(0.11)	$0.17	$(0.08)

See accompanying notes to interim condensed financial statements (unaudited).

Science Strategic Acquisition Corp. Alpha

Condensed Statements of Changes in Stockholders’ Deficit

(unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common
	Stock Subject to		Class B		Additional		Total
	Possible Redemption		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021 (audited)	31,050,000	$310,500,000	7,762,500	$776	$—	$(20,292,570)	$(20,291,794)
Net income	—	—	—	—	—	4,749,935	4,749,935
Balance — March 31, 2022 (unaudited)	31,050,000	310,500,000	7,762,500	776	—	(15,542,635)	(15,541,859)
Net income	—	—	—	—	—	1,947,266	1,947,266
Balance — June 30, 2022 (unaudited)	31,050,000	$310,500,000	7,762,500	$776	$—	$(13,595,369)	$(13,594,593)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common
	Stock Subject to		Class B		Additional		Total
	Possible Redemption		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020 (audited)	—	$—	7,762,500	$776	$24,224	$(5,000)	$20,000
Issuance of 31,050,000 Units	31,050,000	285,869,697	—	—	—	—	—
Proceeds received in excess of fair value of public warrants	—	—	—	—	4,159,734	—	4,159,734
Remeasurement of Class A common stock subject to possible redemption	—	24,630,303	—	—	(4,183,958)	(20,446,345)	(24,630,303)
Net income	—	—	—	—	—	1,567,374	1,567,374
Balance — March 31, 2021 (unaudited)	31,050,000	$310,500,000	7,762,500	$776	—	(18,883,971)	(18,883,195)
Net loss	—	—	—	—	—	(4,191,105)	(4,191,105)
Balance — June 30, 2021 (unaudited)	31,050,000	$310,500,000	7,762,500	$776	$—	$(23,075,076)	$(23,074,300)

See accompanying notes to interim condensed financial statements (unaudited).

Science Strategic Acquisition Corp. Alpha

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows used in Operating Activities:
Net income (loss)	$6,697,201	$(2,623,732)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(235,750)	(34,744)
Change in fair value of warrant liability	(7,120,500)	1,929,002
Warrant issuance costs	—	420,743
Changes in operating assets and liabilities:
Prepaid expenses, net of amortization	125,718	(566,520)
Related party payable	(230,756)
Accrued offering costs	(70,000)	—
Accrued expenses	249,529	2,018
Net cash used in operating activities	(584,558)	(873,233)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(310,500,000)
Net cash used in investing activities	—	(310,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	304,290,000
Proceeds from the sale of Private Placements Warrants	—	8,210,000
Proceeds from promissory note — related party	—	300,000
Repayment of promissory note — related party	—	(300,000)
Proceeds from working capital loan	750,000	—
Payment of offering costs	—	(278,045)
Net cash provided by financing activities	750,000	312,221,955

Net Change in Cash	165,442	848,722
Cash — Beginning of period	346,319	20,000
Cash — End of period	$511,761	$868,722

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$285,869,697
Remeasurement of Class A common stock subject to possible redemption	$—	$24,630,303
Initial fair value of warrant liability	$—	$11,605,766
Deferred offering costs included in accrued offering costs	$—	$135,000

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

Sponsor and Initial Financing

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, and non-operating income or expenses from the change in fair value of warrant liability.

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had $511,761 in cash held outside of the Trust Account and a working capital deficit of $1,483,572.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for the issuance of Founder Shares (as discussed in Note 6), and a loan from the Sponsor of $300,000 under the Promissory Note (as discussed in Note 6). The Company repaid the Promissory Note in full on February 2, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the private placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Sponsor may provide up to $750,000 to the Company as a working capital loan (the “Working Capital Loan”) (as discussed in Note 6). As of June 30, 2022 and December 31, 2021, there was $750,000 and $0 outstanding under the Working Capital Loan, respectively. In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company additional funds (“Additional Working Capital Loans”) as may be required.

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company's financial statements as of June 30, 2022, management identified an error made in its historical financial statements where, warrant issuance costs were incorrectly included within the financing activities section of the Statement of Cash Flows as of June 30, 2021. The Company revised the Condensed Statements of Cash Flows by reclassifying warrant issuance costs from financing activities to operating activities for the six months ended June 30, 2021.

The impact of the revision on the Company’s Condensed Statements of Cash Flows is reflected in the following table:

	As Previously Reported	As Revised
	For the Six Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Cash Flows Used in Operating Activities:
Warrant issuance costs	—	420,743
Net cash used in operating activities	(1,293,976)	(873,233)
Cash Flows From Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	304,710,744	304,290,000
Net cash provided by financing activities	312,642,698	312,221,955

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 12, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

Marketable Securities Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest in United States Treasury securities. Through June 30, 2022, the Company has not withdrawn any monies from the Trust Account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2022.

Net Income (Loss) per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period in compliance with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings per Share.” The remeasurement associated with the redeemable Class A common stock is excluded from net income (loss) per share as the redemption value approximates fair value. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 15,823,333 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The Company’s condensed statement of operations includes a presentation of net income (loss) per share of Class A common stock subject to possible redemption and non-redeemable Class B common stock and allocates the net income (loss) into the two classes of stock in calculating net income (loss). Net income (loss) per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the net income (loss) by the weighted average number of Class A common stock subject to possible redemption outstanding. Net income (loss) per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss) by the weighted average number of Class B non-redeemable common stock outstanding for the period. As of June 30, 2022 and June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercisable or converted to shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Class A common stock subject to possible redemption
Numerator: Net income (loss) attributable to Class A Common Stock subject to possible redemption
Net income (loss)	$1,557,813	$(3,352,884)	$5,357,761	$(2,032,003)
Net income (loss) attributable to Class A common stock subject to possible redemption	$1,557,813	$(3,352,884)	$5,357,761	$(2,032,003)
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	31,050,000	31,050,000	31,050,000	26,102,473
Basic and diluted net income (loss) per share, Class A Common Stock subject to possible redemption	$0.05	$(0.11)	$0.17	$(0.08)

Non-Redeemable Class B Common Stock
Numerator: Net income (loss) attributable to Class B common stock
Net income (loss)	$389,453	$(838,221)	1,339,440	$(591,729)
Non-redeemable net income (loss)	$389,453	$(838,221)	$1,339,440	$(591,729)
Denominator: Weighted average shares of non-redeemable Class B common stock
Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	7,762,500	7,762,500	7,762,500	7,601,168
Basic and diluted net income (loss) per share, non-redeemable Class B common stock	$0.05	$(0.11)	0.17	$(0.08)

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

Working Capital Loan Payable

The Company accounted for the Working Capital Loan payable in accordance with ASC 470, “Debt”. The Working Capital Loan payable is recorded at amortized cost. The conversion option feature had a fair value of $0 as of on June 1, 2022, the date of initial measurement. As such, there is no debt discount recorded as there are no proceeds to allocate to the conversion option feature.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital to the extent available, or in the absence of additional capital, in accumulated deficit.

At June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

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

Administrative Services Agreement

The Company agreed, commencing on the date that securities of the Company were first listed on the Nasdaq Capital Market through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. The Company and the affiliate of the Sponsor canceled the Administrative Services Agreement effective March 31, 2022 as the affiliate of the Sponsor agreed to waive the monthly payments. No amounts have been accrued or paid for the period from the commencement date through June 30, 2022.

Related Party Payables

The Company owed $19,244 and $250,000 as of June 30, 2022 and December 31, 2021, respectively, to a related party for certain costs paid by an affiliate of the Sponsor.

Working Capital Loan

On May 27, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Sponsor may provide up to $750,000 to the Company as a working capital loan. The Working Capital Loan does not bear interest and is repayable in full on the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) end of the Business Combination period. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Working Capital Loan, in whole or in part, into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of June 30, 2022 and December 31, 2021, there was $750,000 and $0 outstanding under the Working Capital Loan, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued on conversion of the Working Capital Loan or Additional Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loan or Additional Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement signed in conjunction with the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,867,500 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination by January 28, 2023, subject to the terms of the underwriting agreement.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 31,050,000 shares of Class A common stock subject to possible redemption, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 7,762,500 shares of Class B common stock issued and outstanding.

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

The Warrants are not considered to be indexed to the Company’s stock price. In accordance with ASC 815, the warrants were classified as a liability in the total amount of $11.6 million at January 28, 2021. In addition, the warrants must be valued every reporting period and adjusted to market value with the increase or decrease being adjusted through earnings. As of June 30, 2022 and December 31, 2021, the fair value of the warrant liability was $1,424,100 and $8,544,600, respectively.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents fair value information at June 30, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management’s judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrants liability is classified within Level 3 of the fair value hierarchy. There was no transfer of fair value measurements between levels of the fair value hierarchy for the three and six months ended June 30, 2022.

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2022 (unaudited)
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in Trust Account	$310,780,579	$—	$—
Liabilities
Public Warrants	$931,500	$—	$—
Private Placement Warrants	$—	$—	$492,600

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in Trust Account	$310,544,829	$—	$—
Liabilities
Public Warrants	$5,589,000	$—	$—
Private Placement Warrants	$—	$—	$2,955,600

Measurement

At June 30, 2022, the Company’s warrant liability was valued at $1,424,100. Under the guidance in Subtopic 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded as a liability on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statement of operations.

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

The key inputs into the Monte Carlo simulation model formula utilized to value the Private Placement Warrants were as follows at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
Input	2022	2021
Common stock price	$9.81	$9.75
Exercise price	$11.50	$11.50
Risk-free rate of interest	2.97%	1.34%
Volatility	6.31%	9.10%
Term	5.51	6.00
Warrant to buy one share (unadjusted for the probability of dissolution)	$0.60	$0.54
Warrant to buy one share (adjusted for the probability of dissolution)	$0.09	$0.54
Dividend yield	0.00%	0.00%

NOTE 11. INCOME TAX

During the three and six months ended June 30, 2022, the Company did not record any income tax benefits for the net operating losses incurred due to the uncertainty of realizing a benefit from those items. Taxes generated on the interest income on amounts held in the Trust Account are offset by the net operating losses and valuation allowance.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of June 30, 2022 and December 31, 2021.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2022. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

For the three months ended June 30, 2022, we had net income of $2.0 million consisting of approximately $2.1 million gain on the change in fair value of warrant liability and $0.2 million unrealized gain on marketable securities held in the Trust Account, partially offset by approximately $0.3 million in general and administrative expenses. For the three months ended June 30, 2021, we had net loss of $4.2 million consisting of approximately $4.0 million loss on the change in fair value of warrant liability and $0.2 million of general and administrative expenses.

For the six months ended June 30, 2022, we had net income of $6.7 million consisting of approximately $7.1 million gain on the change in fair value of warrant liability and $0.2 million unrealized gain on marketable securities held in the Trust Account, partially offset by approximately $0.7 million in general and administrative expenses. For the six months ended June 30, 2021, we had net loss of $2.6 million consisting of approximately $1.9 million loss on the change in fair value of warrant liability and $0.7 million of general and administrative expenses.

Our business activities during the three and six months ended June 30, 2022 consisted primarily of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have access to additional funds from the Sponsor that, together with cash held outside the Trust Account (as defined below), are sufficient to effect a Business Combination with an operating business by January 28, 2023. Additionally, we have raised $750,000 of additional cash through the Working Capital Loan (as defined below). However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. There is no assurance that our plans to consummate a Business Combination or raise additional funds will be successful.

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

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $0.5 million in our operating bank account, and working capital deficit of approximately $1.4 million.

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

A total of $310,500,000, comprised of the net proceeds of the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account (the “Trust Account”) at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Transaction costs for the IPO and the sale of the Private Placement Warrants amounted to $17,495,500 consisting of $6,210,000 of underwriting fees, $10,867,500 of deferred underwriting fees and $418,000 of other offering costs. In addition, as of June 30, 2022, approximately $0.5 million of cash was held outside of the Trust Account and is available for working capital purposes.

As of June 30, 2022, we had marketable securities held in the Trust Account of $310,780,579 consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the six months ended June 30, 2022, cash used in operating activities was $0.6 million. Net income of $6.7 million was affected by a gain on the change in fair value of our warrant liability of $7.1 million and unrealized gain on marketable securities held in the Trust Account of $0.2 million. Changes in operating assets and liabilities provided $0.1 million of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $0.9 million. Net loss of $2.6 million was affected by a loss on the change in fair value of our warrant liability of $1.9 million, and unrealized gain on marketable securities held in the Trust Account of less than $0.1 million, and a non-cash warrant issuance cost of $0.4 million. Changes in operating assets and liabilities used $0.6 million of cash for operating activities.

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

On May 27, 2022, we issued an unsecured promissory note to our Sponsor, pursuant to which our Sponsor may provide up to $750,000 to us as a working capital loan (the “Working Capital Loan”). The Working Capital Loan does not bear interest and is repayable in full on the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) end of the Business Combination period. Upon the consummation of a Business Combination, our Sponsor shall have the option, but not the obligation, to convert the principal balance of the Working Capital Loan, in whole or in part, into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of June 30, 2022 and the date of this Quarterly Report, there was $750,000 outstanding under the Working Capital Loan.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us additional funds as may be required. Similar to the Working Capital Loan described above, up to $750,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender and such warrants would be identical to the Private Placement Warrants issued to our Sponsor.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the Working Capital Loan and as described below.

We had an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space and administrative and support services provided to the Company. The Company and the affiliate of our Sponsor canceled the agreement effective March 31, 2022 as the affiliate of our Sponsor agreed to waive the monthly payments. No amounts have been accrued or paid for the period from the commencement date through June 30, 2022.

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

Warrant Liabilities

We account for the public warrants and the Private Placement Warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) Topic 815 under which the public warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Under ASC Subtopic 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), the public warrants and the Private Placement Warrants are not indexed to our common stock in the manner contemplated by ASC 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. Accordingly, we classify the public warrants and the Private Placement Warrants as liabilities at their fair value and adjust the public warrants and the Private Placement Warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statement of operations. The public warrants are valued using the closing price of the public warrants as of each relevant date. The Private Placement Warrants are valued using a Monte Carlo simulation model.

Working Capital Loan Payable

The Company accounted for the Working Capital Loan payable in accordance with ASC 470, “Debt”. The Working Capital Loan payable is recorded at amortized cost. The conversion option feature had a fair value of $0 as of on June 1, 2022, the date of initial measurement. As such, there is no debt discount recorded as there are no proceeds to allocate to the conversion option feature.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

We recognize changes in redemption value at the end of each reporting period and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital to the extent available and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period in compliance with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The remeasurement associated with the redeemable Class A common stock is excluded from net income (loss) per share of common stock as the redemption value approximates fair value. The Company has not considered the effect of the warrants sold in the IPO and the 5,473,333 Private Placement Warrants in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

The Company’s condensed statement of operations includes a presentation of net income (loss) per share of Class A common stock subject to possible redemption and non-redeemable Class B common stock and allocates the net income (loss) into the two classes of shares in calculating net income (loss) per share of common stock, basic and diluted. For redeemable Class A common stock, net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of shares of Class A common stock subject to possible redemption outstanding. For non-redeemable Class B common stock, net income (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of nonredeemable Class B common stock outstanding for the period.

Recent Accounting Standards

In August 2020, FASB issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current accounting principles generally accepted in the United States of America  (“GAAP”). ASU 2020- 06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to the material weakness described below.

As previously disclosed, our internal control over financial reporting did not result in the proper accounting classification and valuation of complex financial instruments, including warrants and shares subject to possible redemption that were issued in January 2021. Due to its impact on our financial statements, we determined the errors are indicative of a material weakness.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of June 30, 2022 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described above, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Except as described herein, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

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

Following our IPO and the sale of the Private Placement Warrants, a total of $310,500,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in the Trust Account. Transaction costs amounted to $17,495,500, consisting of $6,210,000 of underwriting discounts and commissions, $10,867,500 of deferred underwriting discounts and commissions and $418,000 of other cash offering costs. In addition, as of June 30, 2022, $0.5 million of cash was held outside of the Trust Account and is available for working capital purposes.

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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Stockholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Science Strategic Acquisition Corp. Alpha

Date: August 17, 2022	By:	/s/ Michael Jones
Mr. Michael Jones
Chief Executive Officer
(principal executive officer)

Date: August 17, 2022	By:	/s/ Thomas Dare
Mr. Thomas Dare
Chief Financial Officer
(principal financial and accounting officer)