Form 10-Q
period 2022-09-30
Science Strategic Acquisition Corp. Alpha
filed 2022-11-14
CIK 1830547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the Registrant had 31,050,000 shares of Class A common stock, par value $0.0001 per share, and 7,762,500 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

SCIENCE STRATEGIC ACQUISITION CORP. ALPHA

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Science Strategic Acquisition Corp. Alpha

Condensed Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$444,669	$346,319
Prepaid expenses - current	133,382	337,104
Total Current Assets	578,051	683,423
Noncurrent assets
Marketable securities held in Trust Account	311,822,570	310,544,829
Prepaid expenses - noncurrent	—	27,689
Total Noncurrent Assets	311,822,570	310,572,518
TOTAL ASSETS	$312,400,621	$311,255,941

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued offering costs	$—	$70,000
Related party payables	32,159	250,000
Working capital loan payable	750,000	—
Accrued expenses	1,932,116	1,315,635
Total Current Liabilities	2,714,275	1,635,635
Noncurrent liabilities
Warrant liability	791,167	8,544,600
Deferred underwriting fee payable	10,867,500	10,867,500
Total Noncurrent Liabilities	11,658,667	19,412,100
Total Liabilities	14,372,942	21,047,735

Commitments and Contingencies (Note 7)

Class A Common stock subject to possible redemption, 31,050,000 shares at redemption value as of September 30, 2022 and December 31, 2021	310,500,000	310,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 400,000,000 shares authorized; none issued and outstanding (excluding 31,050,000 shares subject to possible redemption)	—	—
Class B Common stock, $0.0001 par value; 40,000,000 shares authorized; 7,762,500 shares issued and outstanding	776	776
Additional paid-in capital	—	—
Accumulated deficit	(12,473,097)	(20,292,570)
Total Stockholders’ Deficit	(12,472,321)	(20,291,794)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$312,400,621	$311,255,941

See accompanying notes to interim condensed financial statements (unaudited).

Science Strategic Acquisition Corp. Alpha

Condensed Statements of Operations

(unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses	$248,720	$706,140	$907,769	$1,435,614
Loss from operations	(248,720)	(706,140)	(907,769)	(1,435,614)

Other income (expense):
Unrealized gain on marketable securities held in Trust Account	1,041,991	3,996	1,277,741	38,740
Change in fair value of warrant liability	632,933	1,835,325	7,753,433	(93,677)
Total other income (expense)	1,674,924	1,839,321	9,031,174	(54,937)
Income before provision for income taxes	1,426,204	1,133,181	8,123,405	(1,490,551)
Provision for income taxes	(303,932)	—	(303,932)	—
Net income (loss)	$1,122,272	$1,133,181	$7,819,473	$(1,490,551)

Basic and diluted weighted average shares outstanding of redeemable Class A common stock	31,050,000	31,050,000	31,050,000	27,763,686

Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.03	$0.03	$0.20	$(0.04)

Basic and diluted weighted average shares outstanding of nonredeemable Class B common stock	7,762,500	7,762,500	7,762,500	7,655,338

Basic and diluted net income (loss) per share, nonredeemable Class B common stock	$0.03	$0.03	$0.20	$(0.04)

See accompanying notes to interim condensed financial statements (unaudited).

Science Strategic Acquisition Corp. Alpha

Condensed Statements of Changes in Stockholders’ Deficit

(unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common
	Stock Subject to		Class B		Additional		Total
	Possible Redemption		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021 (audited)	31,050,000	$310,500,000	7,762,500	$776	$—	$(20,292,570)	$(20,291,794)
Net income	—	—	—	—	—	4,749,935	4,749,935
Balance — March 31, 2022 (unaudited)	31,050,000	310,500,000	7,762,500	776	—	(15,542,635)	(15,541,859)
Net income	—	—	—	—	—	1,947,266	1,947,266
Balance — June 30, 2022 (unaudited)	31,050,000	310,500,000	7,762,500	776	—	(13,595,369)	(13,594,593)
Net income	—	—	—	—	—	1,122,272	1,122,272
Balance — September 30, 2022 (unaudited)	31,050,000	$310,500,000	7,762,500	$776	$—	$(12,473,097)	$(12,472,321)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common
	Stock Subject to		Class B		Additional		Total
	Possible Redemption		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020 (audited)	—	$—	7,762,500	$776	$24,224	$(5,000)	$20,000
Issuance of 31,050,000 Units	31,050,000	285,869,697	—	—	—	—	—
Proceeds received in excess of fair value of public warrants	—	—	—	—	4,159,734	—	4,159,734
Remeasurement of Class A common stock subject to possible redemption	—	24,630,303	—	—	(4,183,958)	(20,446,345)	(24,630,303)
Net income	—	—	—	—	—	1,567,374	1,567,374
Balance — March 31, 2021 (unaudited)	31,050,000	$310,500,000	7,762,500	$776	—	(18,883,971)	(18,883,195)
Net loss	—	—	—	—	—	(4,191,105)	(4,191,105)
Balance — June 30, 2021 (unaudited)	31,050,000	310,500,000	7,762,500	776	—	(23,075,076)	(23,074,300)
Net income	—	—	—	—	—	1,133,181	1,133,181
Balance — September 30, 2021 (unaudited)	31,050,000	$310,500,000	7,762,500	$776	$—	$(21,941,895)	$(21,941,119)

See accompanying notes to interim condensed financial statements (unaudited).

Science Strategic Acquisition Corp. Alpha

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows used in Operating Activities:
Net income (loss)	$7,819,473	$(1,490,551)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(1,277,741)	(38,740)
Change in fair value of warrant liability	(7,753,433)	93,677
Warrant issuance costs	—	420,743
Changes in operating assets and liabilities:
Prepaid expenses, net of amortization	231,411	(462,361)
Related party payables	(217,841)
Accrued offering costs	(70,000)	—
Accrued expenses	616,481	538,673
Net cash used in operating activities	(651,650)	(938,559)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(310,500,000)
Net cash used in investing activities	—	(310,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	304,290,000
Proceeds from the sale of Private Placements Warrants	—	8,210,000
Proceeds from promissory note — related party	—	300,000
Repayment of promissory note — related party	—	(300,000)
Proceeds from working capital loan	750,000	—
Payment of offering costs	—	(343,045)
Net cash provided by financing activities	750,000	312,156,955

Net Change in Cash	98,350	718,396
Cash — Beginning of period	346,319	20,000
Cash — End of period	$444,669	$738,396

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$285,869,697
Remeasurement of Class A common stock subject to possible redemption	$—	$24,630,303
Initial fair value of warrant liability	$—	$11,605,766
Deferred offering costs included in accrued offering costs	$—	$70,000

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

Sponsor and Initial Financing

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, and non-operating income or expenses from the change in fair value of warrant liability.

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

Transaction costs amounted to $17,495,500, consisting of $6,210,000 of underwriting fees, $10,867,500 of deferred underwriting fees and $418,000 of other offering costs. In addition, cash of approximately $2,300,000 was held outside of the Trust Account (as defined below) and was available for the payment of offering costs and for working capital purposes.

The Trust Account

Following the closing of the Initial Public Offering on January 28, 2021, an amount of $310,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”). The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the trust account until the earliest of: (1) the Company’s completion of a Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete a Business Combination on or before January 28, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of the Company’s Public Shares if the Company has not completed a Business Combination on or before January 28, 2023 or by such shorter period as reflected in an amendment to the amended and restated certificate of incorporation (an “Accelerated Termination Date”), as applicable, subject to applicable law. Based on current interest rates, the Company expects that interest earned on the Trust Account will be sufficient to pay taxes.

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

Unless the amended and restated certificate of incorporation is amended, the Company will have until January 28, 2023 to complete its initial Business Combination. If the Company does not complete a Business Combination by such date (or such longer period as provided in an amendment to the Company’s amended and restated certificate of incorporation approved by its stockholders (an “Extension Period”)), it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination by January 28, 2023, during any Extension Period or by an Accelerated Termination Date, as applicable. The initial stockholders have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined in Note 6) if the Company fails to complete its initial Business Combination by January 28, 2023, during any Extension Period or by an Accelerated Termination Date, as applicable. However, if the initial stockholders acquire Public Shares, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination by January 28, 2023, during any Extension Period or by an Accelerated Termination Date, as applicable.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $444,669 in cash held outside of the Trust Account and a working capital deficit of $1,682,292.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on the Company’s behalf in exchange for the issuance of Founder Shares (as discussed in Note 6), and a loan from the Sponsor of $300,000 under the Promissory Note (as discussed in Note 6). The Company repaid the Promissory Note in full on February 2, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the private placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Sponsor may provide up to $750,000 to the Company as a working capital loan (the “Working Capital Loan”) (as discussed in Note 6). As of September 30, 2022 and December 31, 2021, there was $750,000 and $0 outstanding under the Working Capital Loan, respectively. In order to fund working capital deficiencies, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company additional funds (“Additional Working Capital Loans”) as may be required.

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. Management believes that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or through the end of Business Combination period. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s cash flow deficit and the liquidation date of January 28, 2023 being within twelve months from the issuance of these financial statements raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional funds will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2022, management identified an error made in its historical financial statements where, warrant issuance costs were incorrectly included within the financing activities section of the Statement of Cash Flows as of September 30, 2021. The Company revised the Condensed Statements of Cash Flows by reclassifying warrant issuance costs from financing activities to operating activities for the nine months ended September 30, 2021.

The impact of the revision on the Company’s Condensed Statements of Cash Flows is reflected in the following table:

	As Previously Reported	As Revised
	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
Cash Flows Used in Operating Activities:
Warrant issuance costs	—	420,743
Net cash used in operating activities	(1,359,303)	(938,559)
Cash Flows From Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	304,710,744	304,290,000
Net cash provided by financing activities	312,577,699	312,156,955

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 12, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Marketable Securities Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest in United States Treasury securities. Through September 30, 2022, the Company has not withdrawn any monies from the Trust Account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has identified the United States as its only “major” tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. The Company recorded a provision for income taxes of $303,932 for the three and nine months ended September 30, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022. The Company is assessing the potential impact of the IR Act on its financial statements.

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

The Company’s condensed statement of operations includes a presentation of net income (loss) per share of Class A common stock subject to possible redemption and non-redeemable Class B common stock and allocates the net income (loss) into the two classes of stock in calculating net income (loss). Net income (loss) per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the net income (loss) by the weighted average number of shares of Class A common stock subject to possible redemption outstanding. Net income (loss) per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income (loss) by the weighted average number of shares of Class B non-redeemable common stock outstanding for the period. As of September 30, 2022 and September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercisable or converted to shares of common stock and then share in the earnings of the Company.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Class A common stock subject to possible redemption
Numerator: Net income (loss) attributable to Class A Common Stock subject to possible redemption
Net income (loss)	$897,818	$906,545	$6,255,578	$(1,168,389)
Net income (loss) attributable to Class A common stock subject to possible redemption	$897,818	$906,545	$6,255,578	$(1,168,389)
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	31,050,000	31,050,000	31,050,000	27,763,686
Basic and diluted net income (loss) per share, Class A Common Stock subject to possible redemption	$0.03	$0.03	$0.20	$(0.04)

Non-Redeemable Class B Common Stock
Numerator: Net income (loss) attributable to Class B common stock
Net income (loss)	$224,454	$226,636	1,563,895	$(322,162)
Non-redeemable net income (loss)	$224,454	$226,636	$1,563,895	$(322,162)
Denominator: Weighted average shares of non-redeemable Class B common stock
Basic and diluted weighted average shares outstanding, non-redeemable Class B common stock	7,762,500	7,762,500	7,762,500	7,655,338
Basic and diluted net income (loss) per share, non-redeemable Class B common stock	$0.03	$0.03	0.20	$(0.04)

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

At September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$310,500,000
Less:
Proceeds allocated to Public Warrants (as defined below)	(7,555,500)
Offering costs allocated to Class A common stock subject to possible redemption	(17,074,803)
Add:
Remeasurement on Class A common stock subject to possible redemption amount	24,630,303
Class A common stock subject to possible redemption	$310,500,000

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,473,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $8,210,000 in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share. $6,210,000 of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination by January 28, 2023, during any Extension Period or by an Accelerated Termination Date, as applicable, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

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

Administrative Services Agreement

The Company agreed, commencing on the date that securities of the Company were first listed on the Nasdaq Capital Market through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space and administrative and support services. The Company and the affiliate of the Sponsor canceled the Administrative Services Agreement effective March 31, 2022 as the affiliate of the Sponsor agreed to waive the monthly payments. No amounts have been accrued or paid for the period from the commencement date through September 30, 2022.

Related Party Payables

The Company owed $32,159 and $250,000 as of September 30, 2022 and December 31, 2021, respectively, to a related party for certain costs paid by an affiliate of the Sponsor.

Working Capital Loan

On May 27, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Sponsor may provide up to $750,000 to the Company as a working capital loan. The Working Capital Loan does not bear interest and is repayable in full on the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the end of the Business Combination period. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Working Capital Loan, in whole or in part, into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of September 30, 2022 and December 31, 2021, there was $750,000 and $0 outstanding under the Working Capital Loan, respectively.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued and outstanding, excluding 31,050,000 shares of Class A common stock subject to possible redemption, which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 40,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 7,762,500 shares of Class B common stock issued and outstanding.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement governing the Warrants (the “Warrant Agreement”). The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However except as described below, the warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination by January 28, 2023, during an Extension Period or by an Accelerated Termination Date, as applicable, and the Company liquidates the funds held in the Trust Account, holders of the warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution form the Company’s assets held outside the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of the Company’s initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of shares of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $18.00” and “Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

The Warrants are not considered to be indexed to the Company’s stock price. In accordance with ASC 815, the Warrants were classified as a liability in the total amount of $11.6 million at January 28, 2021. In addition, the warrants must be valued every reporting period and adjusted to market value with the increase or decrease being adjusted through earnings. As of September 30, 2022 and December 31, 2021, the fair value of the warrant liability was $791,167 and $8,544,600, respectively.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents fair value information at September 30, 2022 and December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management’s judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrants liability is classified within Level 3 of the fair value hierarchy. There was no transfer of fair value measurements between levels of the fair value hierarchy for the three and nine months ended September 30, 2022.

The following tables set forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	September 30, 2022 (unaudited)
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in Trust Account	$311,822,570	$—	$—
Liabilities
Public Warrants	$517,500	$—	$—
Private Placement Warrants	$—	$—	$273,667

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in Trust Account	$310,544,829	$—	$—
Liabilities
Public Warrants	$5,589,000	$—	$—
Private Placement Warrants	$—	$—	$2,955,600

Measurement

At September 30, 2022, the Company’s warrant liability was valued at $791,167. Under the guidance in Subtopic 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded as a liability on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statement of operations.

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

The key inputs into the Monte Carlo simulation model formula utilized to value the Private Placement Warrants were as follows at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
Input	2022	2021
Common stock price	$9.86	$9.75
Exercise price	$11.50	$11.50
Risk-free rate of interest	3.97%	1.34%
Volatility	5.73%	9.10%
Term	5.33	6.00
Warrant to buy one share (unadjusted for the probability of dissolution)	$0.83	$0.54
Warrant to buy one share (adjusted for the probability of dissolution)	$0.05	$0.54
Dividend yield	0.00%	0.00%

NOTE 11. INCOME TAX

During the three and nine months ended September 30, 2022, the Company recorded an income tax provision of $303,932 in accrued expenses. Our effective tax rates were 21.31% and 0.0% for the three months ended September 30, 2022 and 2021, respectively, and 3.74% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the Federal statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in the fair value of warrant liabilities, state taxes and valuation allowance on the deferred tax assets.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial other than the following:

The Company plans to hold a special meeting of stockholders of the Company to be held for the purpose of permitting the Company to liquidate and wind up early by amending the Company’s amended and restated certificate of incorporation to (i) change the date by which the Company must consummate its initial business combination and (ii) remove the Redemption Limitation (as defined in the amended and restated certificate of incorporation) to allow the Company to redeem Public Shares, notwithstanding the fact that such redemptions could result in the Company having net tangible assets of less than $5,000,001 after giving effect to such redemptions. The special meeting of stockholders has not been held as of the date these financial statements were issued.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2022 and the Risk Factors section of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, which was filed with the SEC on August 17, 2022. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Since completing our IPO, we have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business. As of the date of this Quarterly Report, we have not entered into an agreement to effectuate a Business Combination with any of the targets that we have reviewed for a variety of reasons including, among other things: (i) volatile market conditions; (ii) inability to reach an agreement on an appropriate valuation; (iii) a declining new issuance market in 2022; (iv) our assessments of the targets business model, customers, the competitive landscape in the relevant industry and risks to future financial performance; (v) our preliminary assessment of the relevant target company’s ability to scale its business; and (vi) alternative options available to potential targets, such as pursuing a traditional initial public offering or waiting for the capital markets to improve before pursuing a listing. As a result of these factors and our belief that these factors will remain salient in the near term, we do not believe we will be able to identify, agree upon and consummate a Business Combination with a suitable target that meets our criteria for a Business Combination at an acceptable valuation by or before January 28, 2023.

Results of Operations

For the three months ended September 30, 2022, we had net income of $1.1 million consisting of approximately $0.6 million gain on the change in fair value of warrant liability and $1.0 million unrealized gain on marketable securities held in the Trust Account, partially offset by approximately $0.2 million in general and administrative expenses and a $0.3 million provision for income taxes. For the three months ended September 30, 2021, we had net income of $1.1 million consisting of approximately $1.8 million gain on the change in fair value of warrant liability and $0.7 million of general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of $7.8 million consisting of approximately $7.8 million gain on the change in fair value of warrant liability and $1.3 million unrealized gain on marketable securities held in the Trust Account, partially offset by approximately $0.9 million in general and administrative expenses and a $0.3 million provision for income taxes. For the nine months ended September 30, 2021, we had net loss of $1.5 million consisting of approximately $0.1 million loss on the change in fair value of warrant liability and $1.4 million of general and administrative expenses.

Our business activities during the three and nine months ended September 30, 2022 consisted primarily of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have access to additional funds from the Sponsor that, together with cash held outside the Trust Account (as defined below), are sufficient to meet our liquidity needs until January 28, 2023 or an earlier deadline to consummate an initial Business Combination as may be reflected in an amendment to our amended and restated certificate of incorporation (an “Accelerated Termination Date”), as applicable. Additionally, we have raised $750,000 of additional cash through the Working Capital Loan (as defined below). However, if our estimates of our costs are less than the actual amounts incurred, we may have insufficient funds available to operate our business prior to January 28, 2023 or an Accelerated Termination Date, as applicable. There is no assurance that our plans to raise additional funds will be successful.

We do not expect to generate any operating revenues. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for a target and completing a Business Combination.

Liquidity and Capital Resources

As of September 30, 2022, we had approximately $0.4 million in our operating bank account, and working capital deficit of approximately $1.7 million.

Our liquidity needs up to the completion of our IPO on January 28, 2021 had been satisfied through a payment from our Sponsor of $25,000 for 7,762,500 shares (the “Founder Shares”) of our Class B common stock and a loan of $300,000 from our Sponsor, which was repaid on February 2, 2021.

On January 28, 2021, we consummated our IPO of 31,050,000 units (the “Units”), including the issuance of 4,050,000 Units as a result of the underwriter’s full exercise of its over-allotment option. Each Unit consists of one share of our Class A common stock (such shares of Class A common stock included in the Units sold, the “Public Shares”) and one-third of one warrant of the Company, with each whole warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $310,500,000. Simultaneously with the closing of our IPO, we completed the private sale of an aggregate of 5,473,333 private placement warrants (the “Private Placement Warrants”) to our Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to us of $8,210,000.

A total of $310,500,000, comprised of the net proceeds of the IPO and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account (the “Trust Account”) at JP Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. Transaction costs for the IPO and the sale of the Private Placement Warrants amounted to $17,495,500 consisting of $6,210,000 of underwriting fees, $10,867,500 of deferred underwriting fees and $418,000 of other offering costs. In addition, as of September 30, 2022, approximately $0.4 million of cash was held outside of the Trust Account and is available for working capital purposes.

As of September 30, 2022, we had marketable securities held in the Trust Account of $311,822,570 consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the nine months ended September 30, 2022, net cash used in operating activities was $0.7 million. Net income of $7.8 million was affected by a gain on the change in fair value of our warrant liability of $7.8 million and unrealized gain on marketable securities held in the Trust Account of $1.3 million. Changes in operating assets and liabilities provided $0.6 million of cash for operating activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $0.9 million. Net loss of $1.5 million was affected by a loss on the change in fair value of our warrant liability of $0.1 million, and unrealized gain on marketable securities held in the Trust Account of less than $0.1 million, and a non-cash warrant issuance cost of $0.4 million. Changes in operating assets and liabilities provided $0.1 million of cash for operating activities.

As noted above, we do not believe we will be able to identify, agree upon and consummate a Business Combination with a suitable target that meets our criteria for a Business Combination at an acceptable valuation by or before January 28, 2023. Accordingly, we expect to use the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account and not previously released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), to redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of January 28, 2023 or an Accelerated Termination Date, as applicable.  We may make permitted withdrawals from the Trust Account to pay our taxes, including franchise taxes and income taxes.

We intend to use funds held outside the Trust Account primarily to meet our liquidity needs until January 28, 2023 or an Accelerated Termination Date, as applicable, including to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

On May 27, 2022, we issued an unsecured promissory note to our Sponsor, pursuant to which our Sponsor may provide up to $750,000 to us as a working capital loan (the “Working Capital Loan”). The Working Capital Loan does not bear interest and is repayable in full on the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) end of the Business Combination period. Upon the consummation of a Business Combination, our Sponsor shall have the option, but not the obligation, to convert the principal balance of the Working Capital Loan, in whole or in part, into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of September 30, 2022 and the date of this Quarterly Report, there was $750,000 outstanding under the Working Capital Loan.

In order to fund working capital deficiencies, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us additional funds as may be required. Similar to the Working Capital Loan described above, up to $750,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender and such warrants would be identical to the Private Placement Warrants issued to our Sponsor.

The Company has incurred and expects to incur significant costs in pursuit of its financing and acquisition plans. Management believes that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or through the end of the Business Combination period. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s cash flow deficit and the deadline to consummate an initial Business Combination being within twelve months from the issuance of the financial statements accompanying this Quarterly Report raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements accompanying this Quarterly Report are issued. There is no assurance that the Company’s plans to raise additional funds will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the Working Capital Loan and as described below.

We had an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space and administrative and support services provided to the Company. The Company and the affiliate of our Sponsor canceled the agreement effective March 31, 2022 as the affiliate of our Sponsor agreed to waive the monthly payments. No amounts have been accrued or paid for the period from the commencement date through September 30, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weakness described below.

As previously disclosed, our internal control over financial reporting did not result in the proper accounting classification and valuation of complex financial instruments, including warrants and shares subject to possible redemption that were issued in January 2021. Additionally, during the preparation of our tax provision for the quarter ended September 30, 2022, gains on investments held in the Trust Account were not properly classified and accounted for. Due to its impact on our financial statements, we determined the errors are indicative of a material weakness.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of September 30, 2022 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described above, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Except as described herein, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our Quarterly Report on Form 10-Q for the period ended June 30, 2022.

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

Following our IPO and the sale of the Private Placement Warrants, a total of $310,500,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in the Trust Account. Transaction costs amounted to $17,495,500, consisting of $6,210,000 of underwriting discounts and commissions, $10,867,500 of deferred underwriting discounts and commissions and $418,000 of other cash offering costs. In addition, as of September 30, 2022, $0.4 million of cash was held outside of the Trust Account and is available for working capital purposes.

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

101*

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Stockholders’ Deficit; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Science Strategic Acquisition Corp. Alpha

Date: November 14, 2022	By:	/s/ Michael Jones
Mr. Michael Jones
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Thomas Dare
Mr. Thomas Dare
Chief Financial Officer
(Principal Financial and Accounting Officer)